Form 10-Q
period 1993-12-30
PROVIDENCE ENERGY CORP
filed 1994-02-14
CIK 319651

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1993

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                       to

Commission file number                            1-10032

                       PROVIDENCE ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Rhode Island                                   05-0389170
(State or other jurisdiction of incorporation      (I.R.S. Employer
           or organization)                       Identification No.)

            100 Weybosset Street, Providence, Rhode Island  02903
                    (Address of principal executive offices)
                                   (Zip Code)

                                   401-272-9191
               Registrant's telephone number, including area code


   (Former name, former address and former fiscal year, if changed since last report).

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Common stock, $1.00 par value, 5,512,650 shares outstanding at February 14, 1994.




                          PROVIDENCE ENERGY CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 1993



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1 -         Financial Statements

                 Consolidated Statements of Income for the
                 three and twelve months ended
                 December 31, 1993 and 1992                        I-1

                 Consolidated Balance Sheets as of
                 December 31, 1993, December 31, 1992 and
                 September 30, 1993                                I-2

                 Consolidated Statements of Cash Flow for the
                 three months ended December 31, 1993 and 1992     I-3

                 Consolidated Statements of Capitalization as of
                 December 31, 1993, December 31, 1992 and
                 September 30, 1993                                I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2 -         Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations   I-10

PART II:         OTHER INFORMATION

Item 6 -         Exhibits and Reports on Form 8-K                 II-1

                 Signature                                        II-2









PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE PERIODS ENDED DECEMBER 31
                                   (Unaudited)

                                         THREE MONTHS          TWELVE MONTHS
                                         1993    1992          1993     1992
                                     (thousands, except per share amounts)

Operating revenues                    $ 62,957   $ 61,435   $210,839  $198,046
Cost of gas sold                        38,774     37,431    127,657   116,497
  Operating margin                      24,183     24,004     83,182    81,549

Operating expenses:
  Other operation                       10,530      9,586     41,200    40,575
  Maintenance                              784        799      3,586     3,233
  Depreciation and amortization          2,381      2,275      9,168     8,729
  Taxes -
    State gross receipts                 1,863      1,520      6,091     4,999
    Local property and other             1,618      1,669      6,794     6,773
    Federal income                       1,901      2,217      3,382     3,562
Total operating expenses                19,077     18,066     70,221    67,871

Operating income                         5,106      5,938     12,961    13,678

Nonutility operations and other:
  Revenues                                   -          -          -       185
  Operating costs                            -          -          -       211
  Other income (loss), net                 185        (57)       415       384
                                           185        (57)       415       358
Income before interest expense           5,291      5,881     13,376    14,036

Interest expense:
  Long-term debt                         1,119      1,120      5,171     4,344
  Other                                    318        491      1,425     2,519
  Interest capitalized                     (34)       (23)      (128)     (200)
                                         1,403      1,588      6,468     6,663

Income before preferred stock
  dividends of subsidiary                3,888      4,293      6,908     7,373

Preferred dividends of subsidiary         (174)      (174)      (696)     (696)

Net income applicable to
  common stock                        $  3,714   $  4,119   $  6,212  $  6,677

                                      ========   ========   ========  ========
Net income per common share           $    .68   $    .91   $   1.24  $   1.48
                                      ========   ========   ========  ========
                                    PAGE I-1

Dividends paid per common share       $    .26   $    .25   $   1.03  $   1.00
                                      ========   ========   ========= ========
Weighted average common shares
  outstanding                          5,497.8    4,547.7     4,999.3  4,507.5
                                      ========   ========   ========= ========
















                                      PAGE I-1a

                  PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                  (thousands)
                                    December 31,   December 31,   September 30,
                                       1993            1992           1993
ASSETS
Gas plant, at original cost           $225,793        $213,825       $221,769
  Less - Accumulated depreciation and
    utility plant acquisition
      adjustments                       74,536          67,251         72,436
                                       151,257         146,574        149,333
Nonutility property, net                 2,096           2,179          2,118
Current assets:
  Cash and temporary cash investments    4,805           2,402          1,455
  Accounts receivable, less allowance of
    $2,250 at 12/31/93, $2,399 at
    12/31/92 and $2,404 at 9/30/93      31,246          26,329         17,238
  Unbilled revenues                     12,145          11,320          2,854
  Deferred gas costs                    24,425           2,517         16,453
  Inventories, at average cost -
    Liquefied natural gas, propane and
      underground storage                9,921           7,574         11,390
    Materials and supplies               1,859           1,652          1,854
  Deferred capacity charges                  -           1,007              -
  Prepaid and refundable taxes           4,640           5,851          7,170
  Prepayments                            1,037           1,088            910
                                        90,078          59,740         59,324
Net assets of discontinued operations      280             309            295
Deferred charges and other assets       17,382          11,374         13,480
Total assets                          $261,093        $220,176       $224,550
                                      ========        ========       ========
CAPITALIZATION AND LIABILITIES
Capitalization
  (See accompanying statement):       $144,538        $126,740       $143,531
Current liabilities:
  Notes payable                         38,000          35,695         23,800
  Current portion of long-term debt      2,071           1,918            466
  Gas supplier refunds                       -           2,885              -
  Accounts payable                      23,078          16,190         18,618
  Accrued taxes                          7,975           8,251          7,560
  Accrued vacation                       1,718           1,707          1,703
  Customer deposits                      3,217           2,817          2,952
  Other                                  3,688           2,759          3,408
                                        79,747          72,222         58,507
Deferred credits and reserves:
  Accumulated deferred Federal
    income taxes                        19,034          13,641         14,018
  Unamortized investment tax credits     2,970           3,129          3,010
  Other                                 14,804           4,444          5,484
                                        36,808          21,214         22,512
Total capitalization and liabilities  $261,093        $220,176       $224,550
                                      ========        ========       ========
                                         PAGE I-2

                    PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED DECEMBER 31
                                     (Unaudited)
                                                    1993        1992
                                                      (thousands)
Cash provided by (used for)
Operations:
    Income after interest expense                $ 3,888     $ 4,293
    Items not requiring cash -
        Depreciation and amortization              2,399       2,354
        Deferred Federal income taxes                145         167
        Amortization of investment tax credits       (40)        (38)
        Changes in assets and liabilities
           which provided (used) cash:
        Accounts receivable                      (14,008)    (11,582)
        Unbilled revenues                         (9,291)     (7,956)
        Deferred gas costs                           428      (2,517)
        Inventories                                1,464         (14)
        Deferred capacity charges                      -         336
        Prepaid and refundable taxes               3,449       1,656
        Prepayments                                 (127)        127
        Gas supplier refunds                           -       2,885
        Accounts payable                           5,260       5,764
        Accrued taxes                                681         842
        Refundable gas costs                           -      (1,795)
        Accrued vacation, customer deposits
          and other                                  560        (148)
    Net cash used for operations                  (5,192)     (5,626)
Investment Activities:
    Expenditures for property, plant
      and equipment                               (4,336)     (3,959)
    Deferred charges and other                       (46)       (465)
        Total                                     (4,382)     (4,424)
Financing Activities:
    Issuance of common stock                         439         416
    Issuance of Mortgage Bonds                    16,000
    Payments on long-term debt                      (114)       (122)
    Increase (decrease) in notes payable, net     (1,800)     12,285
    Cash dividends on preferred stock               (174)       (174)
    Cash dividends on common stock                (1,427)     (1,134)
        Total                                     12,924      11,271
Increase in cash and cash equivalents              3,350       1,221
Cash and cash equivalents at beginning
  of period                                        1,455       1,181
Cash and cash equivalents at end of period       $ 4,805     $ 2,402
                                                 =======     =======
Supplemental disclosure of cash-flow information:
  Cash paid during period for-
    Interest (net of amount capitalized)         $   943    $ 1,547
    Income taxes (net of refunds)                $  (258)   $ 1,298

                                    PAGE I-3

             PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                (Unaudited)
                                (Thousands)

                                   December 31,    December 31,   September 30,
                                      1993             1992           1993


Common stock equity:

  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,493 at 12/31/93,
                  4,561 at 12/31/92
                  and 5,486 at
                  9/30/93              $  5,493    $   4,561       $   5,486
  Amount paid in excess of par           52,014       35,774          51,582
  Retained earnings                      18,587       17,557          16,300
Total common stock equity                76,094       57,892          73,368

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 80 shares as of
      12/31/93, 12/31/92 and 9/30/93      8,000        8,000           8,000

Long-term debt:

  First mortgage bonds                   61,000       53,200          61,000
  Senior debentures                           -        7,533               -
  Capital leases                          1,515        1,967           1,629
  Other                                       -           66               -

Total long-term debt                     62,515       62,766          62,629

Less:  current portion                    2,071        1,918             466

Long-term debt, net                      60,444       60,848          62,163

Total capitalization                   $144,538    $ 126,740       $ 143,531
                                       ========    =========       =========



                                  PAGE I-4


        PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements



Accounting Policies

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1993 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassifications

     Certain prior year income statement amounts have been reclassified for consistent presentation with the current period.

Environmental Matters

     Federal, state, and local laws and regulations establishing standards and requirements for the protection of the environment have increased both in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following two paragraphs, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, the Registrant anticipates recovery from third parties or through its rate filings.

     At one property formerly owned by the Registrant, a study was done to determine the extent of the environmental contamination at the property. This study is currently being

                           PAGE I-5

reviewed by the Rhode Island Department of Environmental Management. The Registrant is unable to predict the future costs that may be incurred for this site. However, based upon current information, the Registrant does not believe the outcome of this matter will have a material impact on its results of operations and financial condition.

     In January 1990, the Registrant received notice from the Massachusetts Department of Environmental Protection that it is one of several "potentially responsible parties" under the Comprehensive Environmental Response Compensation and Liability Act and also the Superfund Amendment and Reauthorization Act. This will require the Registrant to share in clean-up cost, if any, at a waste disposal site in Massachusetts. While no preliminary estimates of costs are currently available, the Registrant's degree of responsibility is believed to be minimal.

     Management anticipates requesting rate relief for all costs related to environmental matters and believes that the resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.

FERC Order 636

     In August 1992, the Federal Energy Regulatory Commission issued a companion document to Order 636 (Issued April 1992) called Order 636-A. A combination of principles contained in the documents will make a number of significant changes to the structure of services provided by interstate natural gas companies. Furthermore, pipelines must provide transportation services that are equal in quantity for all gas supplies, whether purchased from the pipeline or another supplier of natural gas.

     In response to Order 636 and Order 636-A, the Registrant has solicited supply proposals from major producers and marketers. Also, the Registrant is reviewing different pipeline service options and is exploring new underground storage opportunities in an effort to restructure its existing long-term contracts. These actions are expected to permit the Registrant to achieve a diverse, secure, flexible and economical supply portfolio. Additional one time expenses, such as contract exit fees, are anticipated in the short-term as a result of the Orders. At the appropriate time, full recovery of certain costs related to the Orders will be pursued by the Registrant through the regulatory process.

                           PAGE I-6

     Based upon current information, the Registrant anticipates transition costs to total $15 million. Of this amount, the Registrant, as of November 1993, has currently begun recovering $5.8 million through its Cost of Gas
Adjustment Clause (CGA). The Registrant has recorded a liability of $15 million along with a regulatory asset anticipating future recovery.

     Furthermore, the Registrant expects to eventually realize long-term savings in its gas costs. With the necessary resources in place, the Registrant anticipates that it can properly manage this matter and that this matter will not have a material impact on the Registrant's financial position or results of operations.

Properties

     ProvGas owns properties that are located in Providence, Rhode Island adjacent to the Providence River. These properties, along with much of downtown Providence, appear to have been the result of the filling of lands formerly flowed by tidal waters. The extent to which ProvGas' properties consist of such land cannot be established with precision, but they most likely include its main distribution center and the land on which is situated the Algonquin LNG storage tank.

     In 1991, the Rhode Island Supreme Court issued an opinion containing statements to the effect that the State retains title to shoreland created by fill from ocean dredging. The statements appear to contradict earlier judicial authority to the effect that where the owner of land abutting the river extends the upland out from the natural shoreline to an established harbor line, all of the rights of the public in the upland, as extended, are extinguished.

     Although to date the Rhode Island Supreme Court has not clarified its opinion and the Rhode Island legislature has taken no meaningful action to resolve the problem, management believes no action will be taken by the State which will interfere in any material way with ProvGas' ability to conduct its normal course of operations or impact its financial condition.

FASB 106

     On October 1, 1993, the Registrant adopted the provisions of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires that these benefits, which include health care and life
                           PAGE I-7

insurance, be accrued over the service life of covered employees. Prior to the adoption of SFAS 106, the Registrant accounted for these costs when paid. The Registrant's actuarially calculated amount of prior service costs (transition obligation), not previously accrued, is estimated at approximately $9.9 million. The Registrant's annual expense for fiscal 1994, including the amortization of the transition obligation over twenty years, is approximately $1.5 million. The Registrant will recognize additional expenses of $900,000 during fiscal 1994 as a result of SFAS No. 106 as compared to the previous "pay-as-you-go" method.

     The Registrant's estimated transition obligation and expense under SFAS No. 106 are derived using a discount rate of eight percent with a medical care cost trend of 13.8 percent. A one percent change in the medical care rate would impact the estimated transition obligation by $1.3 million while the change in the annual expense component would be $100,000.

     The Rhode Island Public Utility Commission (RIPUC) has allowed the Registrant to recover only those post-retirement benefit costs which can be tax effectively funded. The Registrant expects to fund approximately $1.2 million of the $1.5 million annual post-retirement benefit costs. The $300,000 short-fall will be expensed without current recovery.

     The RIPUC has also required the Registrant to delay full recovery of the $1.2 million funded amount. The Registrant is allowed recovery of the incremental difference above the "pay-as-you-go" amount (approximately $600,000) and the amount tax effectively funded ($1.2 million) over a three year period with one-third of the incremental cost recovered each year.

     Amounts funded, but not recovered during fiscal years
1994 and 1995 will be deferred and will be recovered over a seven year period beginning in fiscal 1997. As of December
31, 1993, $200,000 has been deferred.











FAS 109

     The Company has adopted the Financial Accounting
Standards Board (FASB) new standard on Accounting for Income
Taxes (FAS 109). The accompanying financial statements reflects this new accounting. The Company did not restate prior periods.

     The standard requires the use of the liability method of accounting. Under this method, the existing deferred tax accounts on the accompanying balance sheet have been adjusted to reflect the effect of currently enacted tax rates applicable to the years in which these taxes will become payable. Also, the accounts have been adjusted to reflect the cumulative timing differences for which deferred taxes had not been previously recorded.

     Consistent with regulatory precedent, the related adjustments to the deferred tax accounts will be recovered from or returned to ratepayers in future periods. As a result, the adoption of FAS 109 has not had an impact on current earnings and is not expected to impact future earnings. The Company has recorded a net regulatory asset of $3.7 million upon adoption of FAS 109.

























ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

     The Registrant's current operating revenues and operating margin have increased, while net income decreased over the comparable periods presented, as shown in the table below:


                         THREE MONTHS        TWELVE MONTHS
                       1993       1992      1993       1992
                                (thousands of dollars)

Operating revenues     $62,957 $61,435     $210,839 $198,046
                       ======= =======     ======== ========

Operating margin       $24,183 $24,004     $ 83,182 $ 81,549
                       ======= =======     ======== ========

Net income             $ 3,714 $ 4,119     $  6,212 $  6,677
                       ======= =======     ======== ========


     Factors having a direct impact on these results were:

     Rate Design: The Rhode Island Public Utilities Commission (RIPUC) in fiscal 1993 approved The Providence Gas Company's (ProvGas), the Registrant's largest natural gas subsidiary, request to adopt a declining block rate structure. This structure allows ProvGas to recover more fixed costs from rates immediately when a customer begins buying natural gas. Also, the structure will help balance customer bills during the year and will help protect ProvGas and the customers during periods of extreme weather conditions. This results in a stabilization of earnings from year to year. For accounting and gas cost recovery purposes, ProvGas will record the embedded cost of gas using seasonal gas factors; $4.36 per Mcf in the heating season (October through March) and $2.77 per Mcf in the non-heating season (April through September). The effect of the seasonal gas cost accounting will be that the quarterly operating margin will decrease in the heating season and increase in the non-heating season when compared to the previous method. Annual earnings, however, should not be affected by this rate design change.

     Another significant attribute of the new rate design structure as compared to the previous method is a higher customer charge. The average monthly customer charge has been increased to recognize that a substantial portion of ProvGas' costs are relatively fixed and must be recovered from customers even when gas consumption is less than expected.

ProvGas' volumetric charge has decreased in order to off-set the increased customer charge.

     Degree Days: The following table illustrates the change in degree days (weather) during the quarter and twelve month periods this year versus last year.

                     1993      1992       Change      % Change

    Three months    1,998      2,007        (9)          (.5)
    Twelve months   5,709      5,769       (60)         (1.0)


     The net increase in the average number of customers for the latest quarter and twelve month periods was approximately 2,200 and 1,500, respectively. Although the actual increase for new customers exceeded one percent for both the current quarter and twelve month period, this was offset by a greater than normal number of shut-offs for non-payments and housing vacancies during 1992. The modest increase was the result of new housing construction and conversions from other energy sources.

      As a result of stable temperatures experienced during the latest quarter and twelve month periods (as compared to the prior year), residential sales (which provide the Registrant with its greatest source of sales) increased 119 million cubic feet (MMcf) or .6 percent and 271 MMcf or 2.0 percent, respectively.

      Non-firm sales for the current three and twelve month periods decreased 200 MMcf or 15.3 percent and 2,714 MMcf or
40.3 percent, respectively. Non-firm revenues have decreased $400,000 or 11.5 percent and $1.1 million or 9.1 percent for the current three and twelve month periods, respectively, as compared to last year. The decrease in non-firm sales for the current quarter and twelve month periods reflects the expiration of a short-term contract in November 1992 with a cogeneration customer that was located outside of the Registrant's service territory. However, this did not have a material impact on the Registrant's financial position or results of operation due to ProvGas' 1992 non-firm margin sharing agreement.

     Firm revenues were $59.6 million for the latest quarter, an increase of $2.0 million or 3.5 percent over the same period last year. For the current twelve month period, firm revenues have increased by $13.8 million or 7.5 percent. The increases are the result of higher gas costs (passed on to

customers through the Cost of Gas Adjustment Clause (CGA) and additional customers and rate increases implemented in November 1993. For additional information on the rate case awards, please refer to the discussion of liquidity and capital resources below.

     Overall, other operation and maintenance expenses have increased during the current periods presented. The increase for the current quarter was $930,000 or 8.9 percent while the twelve month increase was $980,000 or 2.2 percent. The increases during the current quarter and twelve month periods were the result of normal wage increases granted due to negotiated union contract terms and employee merit raises. Also, due to compliance with the Federal Energy Regulatory Commission's release of Order 636 and with the adoption of the Financial Accounting Standards Board, Standard No. 106, relative to post-retirement benefits, operating expenses have further increased in an effort to comply with these regulations. Refer to the disclosure of these issues in the notes to the financial statements.

     Taxes for the current twelve month period have increased
$900,000 or 6.1 percent. This was the result of an increase in state gross receipts tax due to higher revenues recorded during the current period.

     Interest expenses for the latest three and twelve months periods have decreased $185,000 or 11.6 percent and $195,000 or 2.9 percent, respectively. A decline in short-term interest rates coupled with a decline in weighted average borrowings caused a decrease in short-term interest expense. Conversely, interest expenses on long-term debt increased during the current twelve month period due to the timing of payment of the called debt and when proceeds relative to the issuance of First Mortgage Bonds, Series O, P & Q. Offsetting the increase were sinking fund payments and the premature retirement of First Mortgage Bonds, Series L and Senior Debentures Series II.

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1993, ProvGas received approval from the Rhode Island Public Utilities Commission (RIPUC) to implement a new rate design, effective November 14, 1993, that will help promote economic development and reduce the Registrant's earnings sensitivity to weather. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award included an allowed return on equity of 11.2 percent.


     On October 3, 1991, the Massachusetts Department of Public Utilities (MDPU) approved a settlement order reached between the Massachusetts Attorney General's Office and North Attleboro Gas Company regarding a rate request filed by North Attleboro Gas. Due to the magnitude of the award (32 percent), the MDPU ordered North Attleboro Gas to phase-in the rate award over a five year period effective November 1, 1991. As a result, North Attleboro Gas phased-in an annual revenue increase of $201,000 on November 1, 1993. Future increases will phase-in each November 1 through the year 1995.

     In November 1993, ProvGas received proceeds of $16 million related to an issuance of First Mortgage Bonds, Series Q (5.62%). The net proceeds received from the issuance were used to pay down short-term debt. In turn, the short-term debt was used to call long-term debt bearing a high interest rate. The previous issuances called were First Mortgage Bonds, Series L (8.85%) and the Series II Senior Debentures (8.50%). This issuance will generate savings to the Registrant of approximately $300,000, net of tax.

     In June 1993, the Registrant priced its public offering of 850,000 share of common stock at $19 per common share. The net proceeds of $15.3 million, along with an additional $1.1 million, totalling $16.4 million, was contributed as capital to ProvGas. ProvGas used the equity for repayment of short-term debt incurred to finance ProvGas' capital expenditures.

     In November 1992, ProvGas issued $25 million of First Mortgage Bonds. These First Mortgage Bonds, which consisted of $12.5 million (8.09%) designated as Series O and $12.5 million (8.09%) designated as Series P, will mature in September 2022. The net proceeds provided by this issuance were used to paydown short-term debt.

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenues have increased $23.3 million. These fluctuations are the result of higher monthly sales during the current winter months and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cash flow, the Registrant must borrow to maintain an appropriate level of liquidity.

     Capital expenditures for the latest quarter were $4.3 million as compared to $4.0 million last year. The increase was the result of adding new and replacement mains, services
                           PAGE I-13


and meters. Forecasted capital expenditures for the next three years will total approximately $50-$60 million related mostly to main, services and meters.

















































         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES




PART II.  OTHER INFORMATION


Item 6 (b).  Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.
































                            PAGE II-1






         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.




                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         Providence Energy Corporation
                         (Registrant)




                         BY:/s/  Gary S. Gillheeney
                                 GARY S. GILLHEENEY
                                 Vice President, Financial
                                 and Information Services
                                 and Treasurer


Dated:  February 14, 1994



                           PAGE II - 2








         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.






                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             Providence Energy Corporation
                             (Registrant)




                             BY:
                                 GARY S. GILLHEENEY
                                 Vice President, Financial
                                 and Information Services
                                 and Treasurer



Dated:  February 14, 1994


                           PAGE II - 2
