Form 10-Q
period 1994-06-30
PROVIDENCE ENERGY CORP
filed 1994-08-15
CIK 319651

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              June 30, 1994

                                  OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number                    1-10032

                      PROVIDENCE ENERGY CORPORATION
        (Exact name of registrant as specified in its charter)

             Rhode Island                             05-0389170
(State or other jurisdiction of incorporation   (I.R.S. Employer
                                                Identification No.)

        100 Weybosset Street, Providence, Rhode Island 02903
              (Address of principal executive offices)
                              (Zip Code)

                             401-272-9191
          Registrant's telephone number, including area code


(Former name, former address and former fiscal year, if changed since last report)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No    .

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value; 5,559,493 shares outstanding at August 12, 1994.

                          PROVIDENCE ENERGY CORPORATION
                                    FORM 10-Q

                                  JUNE 30, 1994




PART I:     FINANCIAL INFORMATION                                     PAGE


Item 1      Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1994 and June 30, 1993                            I-1

            Consolidated Balance Sheets as of June 30, 1994,
            June 30, 1993 and September 30, 1993                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1994
            and June 30, 1993                                          I-3

            Consolidated Statements of Capitalization
            as of June 30, 1994, June 30, 1993 and
            September 30, 1993                                         I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-8


PART II     OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K                          II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                 PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS ENDED JUNE 30
                                   (Unaudited)
                      (thousands, except per share amounts)

                          THREE MONTHS              NINE MONTHS
TWELVE MONTHS
                        1994        1993          1994       1993        1994
    1993

Operating revenues  $ 42,492  $ 38,205    $189,047 $176,122 $222,280  $204,554
Cost of gas sold      25,942    24,027     115,884  103,877  138,321   121,911
  Operating margin    16,550    14,178      73,163   72,245   83,959    82,643

Operating expenses:
  Other operation     10,384     9,924      34,283   30,965  43,754     40,629
  Maintenance            996       993       2,973    2,680   3,894      3,563
  Depreciation and
    amortization       2,394     2,272       7,171    6,822   9,422      8,873
  Taxes -
    State gross receipts1,164    1,021       5,359    4,785   6,326      5,223
    Local property and
      other            1,699     1,837       5,097    5,335   6,607      6,741
    Federal income      (603)   (1,188)      4,580    5,520   2,614      3,665
Total operating
  expenses            16,034    14,859      59,463   56,107  72,617     68,694

Operating income (loss)  516      (681)     13,700   16,138  11,342     13,949
Nonutility income, net    93       194         532       68     650        300

Income (loss) before interest
  expense                609      (487)     14,232   16,206  11,992     14,249
Interest expense:
  Long-term debt       1,277     1,384       3,688    3,893   4,967      4,845
  Other, net             376       379       1,092    1,336   1,370      1,956
  Interest capitalized   (36)      (30)       (111)     (98)   (146)      (160)
                       1,617     1,733       4,669    5,131   6,191      6,641

Income (loss) after interest
  expense             (1,008)   (2,220)      9,563   11,075   5,801      7,608

Preferred dividends of
  subsidiary            (174)     (174)       (522)    (522)     (696)     (696)

Net income (loss)   $ (1,182)  $ (2,394)   $  9,041 $ 10,553  $ 5,105   $ 6,912
                    ========    =======    ======== ======== ========   =======

Net income (loss) per
  common share     $   (.21)  $   (.52)    $   1.64  $   2.31 $  .93   $  1.52
                   ========   ========     ========  ======== ========   =======
Dividends paid per
  common share     $    .27   $    .26     $    .79  $    .76 $ 1.05   $  1.01
                   ========   ========     ========  ======== ========   =======

Weighted average common
  shares outstanding5,546.4    4,595.9     5,522.1   4,572.1 5,474.3   4,559.5
                    ========  ========    ========  ======== ========   =======

                    PROVIDENCE ENERGY CORPORATION AND
SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                                                            (Unaudited)

                                         June 30,    June 30,      September 30,
                                            1994        1993          1993
ASSETS
Gas plant, at original cost                    $232,779   $219,086    $221,769
    Less - accumulated depreciation and
           utility plant acquisition
             adjustments                         78,951    71,023      72,436
                                                153,828   148,063     149,333
Nonutility property, net                          2,054     2,139       2,118

Current assets:
  Cash and temporary cash investments             3,393     1,561       1,455
  Accounts receivable and unbilled revenue,
    less allowance of $5,048 at 6/30/94, $4,286
    at 6/30/93 and $2,404 at 9/30/93             30,974    27,731      20,092
  Deferred gas costs                             10,300         -      16,453

  Inventories, at average cost -
    Liquefied natural gas, propane and under-

        ground storage                            8,377     5,363      11,390
    Materials and supplies                        2,529     1,770       1,854
  Deferred capacity charges                           -       323           -
  Prepaid and refundable taxes                    4,656     6,464       7,170
  Prepayments                                       630     1,364         910
                                                 60,859    44,576      59,324


Deferred charges and other assets                15,534    12,135      13,775
    Total assets                               $232,275  $206,913    $224,550
                                               ========  ========    ========
CAPITALIZATION AND LIABILITIES
Capitalization:                                $147,464  $146,084    $143,531

Current liabilities:
  Notes payable                                  18,200    11,000      23,800
  Current portion of long-term debt               2,080     1,861         466
  Accounts payable                               21,059     8,260      18,618
  Accrued taxes                                   7,522     8,721       7,560
  Accrued vacation                                2,032     1,979       1,703
  Customer deposits                               3,544     2,912       2,952
  Refundable gas costs                              543       852           -
  Other                                           3,530     3,887       3,408
                                                 58,510    39,472      58,507
Deferred credits and reserves:
  Accumulated deferred Federal income taxes      15,482    13,386      14,018
  Unamortized investment tax credits              2,890     3,050       3,010
  Other                                           7,929     4,921       5,484
                                                 26,301    21,357      22,512
    Total capitalization and liabilities       $232,275  $206,913    $224,550
                                               ========  ========    ========



               PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JUNE 30
                                 (Unaudited)
                                                      1994         1993
                                                        (thousands)
Cash provided by (used for)
Operations:
    Income after interest expense                    $  9,563    $ 11,075
    Items not requiring cash -
      Depreciation and amortization                     7,217       6,992
      Deferred Federal income taxes                       700         (88)
      Amortization of investment tax credits             (120)       (117)
    Change in assets and liabilities,
      which provided (used) cash:
        Accounts receivable and unbilled revenue      (10,882)     (9,620)
        Deferred gas costs                             10,396        (943)
        Inventories                                     2,338       2,079
        Deferred capacity charges                           -       1,020
        Prepaid and refundable taxes                    1,495       1,043
        Prepayments                                       280        (149)
        Accounts payable                               (1,259)     (2,166)
        Accrued taxes                                   1,945       1,312
        Accrued vacation, customer deposits
          and other                                    1,043        1,347
    Net cash provided by operations                   22,716       11,785


Investment Activities:
    Expenditures for property, plant
      and equipment                                   (11,505)     (9,960)
    Deferred charges and other                            343        (526)
      Total                                           (11,162)    (10,486)
Financing Activities:
    Issuance of common stock                            1,208      16,807
    Issuance of mortgage bonds                         16,000           -
    Payments on long-term debt                           (347)     (1,326)
    (Decrease) in notes payable                       (21,600)    (12,410)
    Cash dividends on preferred shares                   (522)       (522)
    Cash dividends on common shares                    (4,355)     (3,468)
      Total                                            (9,616)       (919)
Increase in cash and temporary
    cash investments                                    1,938         380
Cash and cash equivalents at beginning
    of year                                             1,455       1,181
Cash and cash equivalents at end of period           $  3,393    $  1,561
                                                     ========    ========

Supplemental disclosures of cash flow information
   Cash paid year-to-date for -
     Interest (net of amount capitalized)            $  4,164    $  4,852
     Income taxes (net of refunds)                   $  2,307    $  2,307

                          PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                            (THOUSANDS)

                                                     (Unaudited)
                                         June 30,       June 30, September 30,
                                          1994           1993        1992


Common stock equity:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,560 at 6/30/94,
                  5,476 at 6/30/93 and
                  5,486 at 9/30/93    $  5,560    $  5,476          $  5,486
  Amount paid in excess of par          52,716      51,250            51,582
  Retained earnings                     20,986      21,657            16,300

Total common stock equity               79,262      78,383            73,368

Cumulative preferred stock of subsidiary:

  The Providence Gas Company -
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 80 shares as of
                  6/30/94, 6/30/93 and
                  9/30/93                8,000       8,000             8,000

Long-term debt:

  First mortgage bonds                  61,000      52,300            61,000
  Senior debentures                          -       7,520                 -
  Capital leases                         1,282       1,742             1,629

Total long-term debt                    62,282      61,562            62,629

Less:  current portion                   2,080       1,861               466

Long-term debt, net                     60,202      59,701            62,163

Total capitalization                  $147,464    $146,084          $143,531
                                      ========    ========          ========



              PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                Notes to Consolidated Financial Statements



Accounting Policies

     It is the Registrant's opinion that the consolidated financial information contained in this report reflects all normal, recurring adjustments necessary to provide a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1993 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassification

     Certain amounts included in prior year balance sheets and income statements have been reclassified for consistent presentation with the current period.

Environmental Matters

     Federal, state, and local laws and regulations establishing standards and requirements for the protection of the environment have increased both in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, the Registrant anticipates recovery from third parties or through its rate filings.

     In January 1990, the Registrant received notice from the Massachusetts Department of Environmental Protection that it is one of several "potentially responsible parties" under the Massachusetts Oil and Hazardous Material Release Prevention Act of 1983 as amended. This will require the Registrant to share in the clean-up costs, if any, at a waste disposal site in Massachusetts. While no preliminary estimates of costs are currently available, the Registrant's degree of responsibility is believed to be minimal.

     Management anticipates requesting rate relief for all costs related to the environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.












Gas Supply Restructuring

     Through Order 636 and other orders, the Federal Energy Regulatory Commission ("FERC") required pipelines to unbundle pipeline services. The Registrant has participated in the various restructuring proceedings at the FERC and has new pipeline transportation and storage contracts in place to serve all firm requirements. At the same time, a number of contracts with gas suppliers have been negotiated and additional contracts will be negotiated before November 1, 1994. The portfolio of supply contracts is designed to be market responsive and is diversified with respect to contract lengths, source location and other contract terms.

     Based upon current information, the Registrant anticipates transition costs to total between $16 million and $19 million. The Registrant will recover $5.9 million by September 1994, through its Cost of Gas Adjustments Clause ("CGA"). At the appropriate time, full recovery of remaining transition costs will be pursued by the Registrant through the regulatory process.

     FERC has approved settlements with two of the four pipelines, which account for the bulk of the transition costs. Under one of the settlements, a significant portion of the gas supply realignment costs have been shifted to a commodity surcharge, significantly reducing the impact on gas costs and enabling the Registrant to avoid a portion of these costs by utilizing other suppliers. Negotiations are continuing on two additional pipelines, but recent developments have considerably reduced the uncertainty previously disclosed. As a result, the Registrant has decreased the range for potential transition costs accordingly.

Properties

     The Providence Gas Company ("ProvGas"), the Registrant's largest subsidiary, owns certain properties that are located in Providence, Rhode Island adjacent to the Providence River. These properties, along with much of downtown Providence, appear to have been the result of the filling of lands formerly flowed by tidal waters. The extent to which ProvGas' properties consist of such land cannot be established with precision, but they most likely include its main distribution center and the land on which is situated an Algonquin Gas Transmission Co. LNG storage tank.

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

     To date, the Registrant and three other plaintiffs have jointly filed with the State of Rhode Island, a declatory judgement seeking the Rhode Island Supreme Court to clarify the legal issues pertaining to the ownership of such filled tidal lands. Although the Rhode Island Supreme Court has not clarified its opinion and the Rhode Island Legislature has taken no meaningful action to resolve the problem, management believes no action will be taken by the state which will interfere in any material way with the Registrant's ability to conduct its normal course of operations or impact its financial condition.

Legal Matters

     The Registrant is involved in legal and administrative proceedings in the normal course of business, including certain proceedings in which claims against it have been or may be made. In total, these proceedings may be material. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the legal proceedings to which it is or can at the present time be reasonably expected to be a party, will not have a materially adverse effect on the Registrant's results of operations or financial condition.

Financial Accounting Standard No. 106

     The Registrant has adopted the Financial Accounting Standard Boards ("FASB") Financial Accounting Standard No. 106. Complete footnote disclosure is provided in the Registrant's December 31, 1993 Form 10-Q.

Financial Accounting Standard No. 109

     The Registrant has adopted the FASB's new standard on Accounting for Income Taxes
(FAS 109) beginning fiscal 1994. The accompanying consolidated financial statements reflect this new accounting. The Registrant did not restate prior periods.

     The standard requires the use of the liability method of accounting. Under this method, the existing deferred tax accounts on the accompanying consolidated balance sheet have been adjusted to reflect the effect of currently enacted tax rates applicable to the years in which these taxes will become payable. Also, the accounts have been adjusted to reflect the cumulative timing differences for which deferred taxes had not been previously recorded.

     Consistent with regulatory precedent, the related adjustments to the deferred tax accounts will be recovered from or returned to ratepayers in future periods. As a result, the adoption of FAS 109 has not had an impact on current earnings and is not expected to impact future earnings. The Company has recorded a net regulatory asset of $300,000 upon adoption of FAS 109.

ProvGas' Restructuring Initiative

     In June 1994, ProvGas, following a six month study of its major processes, realigned its personnel to meet the existing and future challenges associated with an increasingly competitive energy market place. The intent of the restructuring was to significantly improve ProvGas' customer services, lower operating costs and increase operating
efficiencies.   Approximately 30 people were separated from ProvGas,
while approximately 18 new employees will be hired throughout the upcoming year to fill newly defined positions. The employees eventually hired for these new positions will bring skill, expertise and experiences to ProvGas not previously available within its workforce.

     The direct cost of this realignment is estimated to be about $1 million, net of tax. A significant portion of this $1 million is severance pay and related benefits for personnel who were separated prior to June 30, 1994. ProvGas anticipates paying all amounts accrued within the next twelve months. ProvGas has discussed the reorganization with the Rhode Island Public Utilities Commission ("RIPUC") and based on prior RIPUC allowance of similar costs, ProvGas has deferred these costs in anticipation of recovery in its next rate case. Overall, the anticipated annual savings from the realignment is expected to be approximately $500,000.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As shown in the table below, the Registrant's current operating revenues and operating margin have increased over the comparable fiscal periods last year. Net income has increased for the current quarter, while decreasing for the current nine and twelve month periods versus the respective periods last year.


                 THREE MONTHS         NINE MONTHS        TWELVE  MONTHS
                 1994   1993          1993   1993        1994      1993
(000's)

Operating revenues $42,492  $38,205  $189,047  $176,122  $222,280 $204,554
                   ================    ================== ==================

Operating margin   $16,550  $14,178    $ 73,163  $ 72,245 $ 83,959 $ 82,643
                   ================    ================== ==================

Net income (loss)  $(1,182) $(2,394)   $  9,041   $10,553 $  5,105 $  6,912
                   ================    ================== ==================

Revenues:

     Rate Design: The Rhode Island Public Utilities Commission (RIPUC) during fiscal 1993 approved ProvGas' request to adopt a declining block rate structure. This structure allows ProvGas to recover more fixed costs through rates immediately when a customer begins buying natural gas. Also, the structure will help balance customer bills during the year and will protect ProvGas and its customers during periods of extreme weather conditions. This results in a stabilization of earnings from year to year. For accounting and gas cost recovery purposes, ProvGas will record the embedded cost of gas using seasonal gas cost factors: $4.36 per Mcf in the heating season (October through March) and $2.77 per Mcf in the non-heating season (April through September). The ultimate effect of the seasonal gas cost accounting will be that quarterly operating margin will decrease in the heating season and increase in the non-heating season when compared to the previous method.
 Annual earnings, however, should not be affected by this rate design.

    Another significant attribute of the new rate design structure as compared to the previous method is a higher customer charge. The average monthly customer charge has been increased to recognize that a substantial portion of ProvGas' costs are relatively fixed and should be recovered from customers even when gas consumption is less than expected. ProvGas' volumetric charge has decreased in order to off-set the increased customer charge.

    As demonstrated in the above table, the Registrant's operating margin has increased as compared to the comparable periods last year reflecting the change in rate design. The increase in margin for the quarter, as compared to last year, was $2.0 million. This rate design change is expected to continue to increase margin in the upcoming fourth quarter as compared to the prior year. The Registrant anticipates this increase in margin to be approximately $2.5 million.

     Degree Days: The following table illustrates the change in degree days (weather) during the three, nine and twelve month periods this year versus last year.



                        1994       1993       Change       % Change

Three months              680        603          77          12.8
Nine months             5,879      5,615         264           4.7
Twelve months           6,007      5,730         277           4.8


     As a result of the colder temperatures experienced during the latest nine and twelve month periods, residential sales, which provide the Registrant with its greatest source of sales, increased 381 million cubic feet (MMcf) or 3.0 percent and 333 MMcf or 2.4 percent, respectively. Three month residential sales were flat in contrast to the above temperatures experienced. This was due to warmer temperatures experienced in a high sales month (April) and colder temperatures experienced in a low sales month (May).

     Customers: The net increase in the average monthly number of customers for the latest three, nine and twelve month periods was approximately 2,400, 2,300 and 2,100, respectively. The modest increases were the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to the stagnant economy.

     Firm revenues were $39.5 million during the latest quarter, up $4.2 million or 11.7 percent over the comparable period last year. For the current nine and twelve month periods, firm revenues increased $10.8 million or 6.6 percent and $16.1 million or 8.4 percent, respectively. These increases were the result of higher gas costs passed on to customers through the Cost of Gas Adjustment Clause (CGA), rate design and rate increases implemented in November 1993 and additional customers. For additional information on the rate case awards, please refer to the discussion of liquidity and capital resources below.

Expenses:

     Overall, other operation and maintenance (O&M) expenses have increased during the current periods presented. The increase for the quarter was $460,000 or 4 percent. Reasons for the above increase include additional uncollectible expenses due to a stagnant, but slowly improving, local economy, compliance with Financial Accounting Standard No. 106 relative to post retirement expenses offset by a decrease in labor costs as a result of fewer personnel, prior to ProvGas' realignment.

     O&M expenses have increased $3.6 million or 11 percent for the latest nine months period while increasing $3.5 million or 8 percent for the current twelve month period. The explanation for the above quarterly increase is applicable here but also include additional consultant expenses required to meet the challenges of FERC Order 636 and additional maintenace and related expenses as a result of a colder than normal heating season. A significant amount of these increased expenses were considered in ProvGas' recent rate award.

     The increases discussed above in the Registrant's O&M expenses are expected to be "one-time" expenses associated with compliance of FAS 106 and FERC Order 636 as well as colder than normal weather. The Registrant's "core" spending, excluding the impact of the above increases, would have experienced only a modest increase as compared to last year for all the periods presented. In addition, earnings for the upcoming fourth quarter, and future periods, are estimated to be favorably impacted by a decrease in O&M expenses as a result of the reorganization in late June and other cost improvements initiated by the Registrant.

     Taxes for the quarter have increased $500,000 over the comparable period last year due to higher pretax income (relative to the change in rate design) and higher gross receipts tax due to higher operating revenues. Taxes have decreased $700,000 and $200,000 for the current nine and twelve month periods, respectively. The decrease in taxes was the result of lower pretax income (relative to the change in rate design) subject to Federal income tax offset by an increase in state gross receipts tax due to higher operating revenues.

     Interest expenses for the latest three, nine and twelve month periods decreased $117,000 or 7 percent, $463,000 or 9 percent and $451,000 or 7 percent, respectively. A small increase in short-term interest rates offset by a decline in weighted average borrowings caused a decrease in short-term interest expenses for the current periods presented. Long-term interest expenses decreased during the current three and nine month periods as a result of the refinancing of higher cost debt and sinking fund payments.

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1993, ProvGas received approval from the Rhode Island Public Utilities Commission (RIPUC) to implement a new rate design, effective November 14, 1993, which is expected to help promote economic development and reduce the Registrant's earnings sensitivity to weather. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award included an allowed return on equity of 11.2 percent.

     On October 3, 1991, the Massachusetts Department of Public Utilities (MDPU) approved a settlement order reached between the Massachusetts Attorney General's Office and North Attleboro Gas Company regarding a rate request filed by North Attleboro Gas. Due to the magnitude of the rate award (32 percent), the MDPU ordered North Attleboro Gas to phase-in the rate award over a five year period effective November 1, 1991. As a result, North Attleboro Gas phased-in an annual revenue increase of $201,000 on November 1, 1993. Future increases will phase-in each November 1 through the year 1995.

     In November 1993, ProvGas received proceeds of $16 million related to an issuance of First Mortgage Bonds, Series Q (5.62%). The net proceeds received from the issuance were used to pay down short-term debt. Short-term debt was used earlier to call long-term debt bearing a higher interest rate. The previous issuances called were First Mortgage Bonds, Series L (8.85%) and the Series 2 Senior Debentures (8.50%).
This issuance will generate annual savings to the Registrant of approximately $300,000, net of tax.

     In late June 1993, the Registrant priced its public offering of 850,000 shares of common stock at $19 per common share. The net proceeds of $15.3 million, along with an additional $1.1 million of available cash, totalling $16.4 million, were contributed as capital to ProvGas. ProvGas used the equity for repayment of short-term debt incurred to finance ProvGas' capital expenditures.

     In November 1992, ProvGas issued $25 million of First Mortgage Bonds. These bonds, which consisted of $12.5 million (8.46%) designated as Series O and $12.5 million (8.09%) designated as Series P, will mature in September 2022. The Series P issuance is subject to an annual mandatory redemption provision in the amount of $625,000 beginning in fiscal year 2003. The net proceeds provided by this issuance were used to paydown short-term debt.

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, the accounts receivable balance has increased from $17.2 million as of September 1993 to a peak of $53.9 million as of March 1994, then declining to its present level of $31 million. These fluctuations are the result of higher monthly sales and a moratorium on residential shut-offs during the current winter months. Because of these increases, which cause a negative impact on cash flow, the Registrant must borrow to maintain an appropriate level of liquidity.

     Capital expenditures for the latest nine month period were $11.5 million as compared to $10 million last year. Anticipated capital expenditures for the next three years are expected to total between approximately $45 million and $55 million. These expenditures will be related mostly to construction activity and technology.






















































                                PAGE I-11

PART II.  OTHER INFORMATION

Item 6(a) Exhibits

   The following exhibits are referenced as part of this report:

   4.1 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures of The Providence Gas Company dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively. (Incorporated by reference to Exhibit 4 to the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993.)

   4.2 Seventeenth Supplemental Indenture of The Providence Gas Company dated as of November 1, 1993. (Incorporated by reference to Exhibit 4.5 to the report of the Registrant to the Securities and Exchange Commission on Form 10-K for the year ended
          September 30, 1993.)

   10.A Material contracts filed as Exhibit 10.A through 10.E and 10.G through 10.P of the Registrant. (Incorporated by reference in the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1993.)

   10.B Employment agreement dated August 20, 1990 between James H. Dodge, President of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.2 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.C 1989 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit A to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989.)

   10.D 1989 Stock Option Plan. (Incorporated by reference to Exhibit B to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989.)

   10.E Non-firm Margin Sharing Agreement. (Filed as Exhibit 10.3 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.F Employment agreement date April 1, 1992 between James DeMetro, Vice President, Energy Services of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.4 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.G Employment agreement date August 15, 1991 between Robert W. Owens, Vice President, Treasurer and Chief Financial Officer of The Providence Gas Company, and the said Company. (Filed as
          Exhibit 10.5 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.H Employment agreement dated July 1, 1991 between William D. Mullin, Vice President, Operations of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.7 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.I Providence Energy Corporation's 1992 Performance and Equity Incentive Plan. (Incorporated by reference to Exhibit 10.F to the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993.)

                                 PAGE II-1



REPORTS ON FORM 8-K

Item 6(b).

   No reports on Form 8-K were filed during the quarter for which this report is filed.





















































                               PAGE II-1(a)









                    PROVIDENCE ENERGY CORPORATION





It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the
Company's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.







                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly author-ized.

                            Providence Energy Corporation
                            (Registrant)



                            BY:
                               GARY S. GILLHEENEY
                               Vice President, Financial
                               and Information Services,
                               Treasurer and Assistant Secretary


Date:  August 12, 1994
















                              PAGE II-2






                    PROVIDENCE ENERGY CORPORATION



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the
Company's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.








                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly author-ized.

                            Providence Energy Corporation
                            (Registrant)



                            BY:/s/Gary S. Gillheeney
                                  GARY S. GILLHEENEY
                                  Vice President, Financial
                                  and Information Services,
                                  Treasurer and Assistant Secretary


Date:  August 12, 1994






                              PAGE II-2