Form 10-K
period 1994-09-30
PROVIDENCE ENERGY CORP
filed 1994-12-30
CIK 319651

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1994
                                   OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
Commission file number 1-10032
                      PROVIDENCE ENERGY CORPORATION
     (Exact name of registrant as specified in its charter)
         Rhode Island                        05-0389170
  (State or other jurisdiction of        (I. R. S. Employer
   incorporation or organization)       (Identification No.)
100 Weybosset Street, Providence, Rhode Island             02903
   (Address of principal executive offices)           (Zip Code)
Registrant's telephone number, including area code 401-272-9191 Securities registered pursuant to Section 12(b) of the Act:
Title of each class              Name of each exchange on which
                                 registered
Common Stock, $1.00 Par Value    AMERICAN STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act:

                                  NONE
                                   (Title of Class)
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
YES  X   NO
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 27, 1994: $85,392,563
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value:  5,580,709 shares outstanding at
December 27, 1994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the fiscal year ended September 30, 1994 are incorporated by reference into Part II.

                                     TABLE OF CONTENTS

PART I                                                              PAGE

 Item 1 -   Business
               General                                              I-1
               Operations of the Gas Companies                      I-1
               Nonutility Operations                                I-8
               Special Factors Affecting the Gas Industry           I-8

 Item 2 -   Properties                                             I-10

 Item 3 -   Legal Proceedings                                      I-11

 Item 4 -   Submission of Matters to a Vote of Security Holders    I-11


PART II

 Item 5 -   Market for Registrant's Common Equity and Related
            Stockholder Matters                                    II-1

 Item 6 -   Selected Financial Data                                II-1

 Item 7 -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    II-1

 Item 8 -   Financial Statements and Supplementary Data            II-1

 Item 9 -   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    II-1

PART III

 Item 10 -  Directors and Executive Officers of the Registrant    III-1

 Item 11 -  Executive Compensation                                III-4

 Item 12 -  Security Ownership of Certain Beneficial Owners
            and Management                                        III-5

 Item 13 -  Certain Relationships and Related Transactions        III-5

PART IV

 Item 14 -  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                            IV-1

 Experts Consent                                                   IV-4

 Supplemental Schedules                                            IV-6

 Signatures                                                       IV-12

PART I
ITEM 1. BUSINESS
General

     Providence Energy Corporation (the Registrant or the Company) was organized in 1981 as a Rhode Island business corporation. The Registrant's outstanding common shares are presently listed on the American Stock Exchange. The Registrant is the parent of two wholly-owned gas distribution utilities, The Providence Gas Company (ProvGas) and North Attleboro Gas Company (North Attleboro Gas), together referred to as the Gas Companies. The Registrant also conducts its nonutility operations through a wholly-owned nonutility subsidiary, Newport America Corporation (Newport America).

     ProvGas, Rhode Island's largest natural gas distributor, was founded in 1847 and serves approximately 159,000 customers in Providence, Newport and 23 other cities and towns in Rhode Island. North Attleboro Gas serves over 3,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The total natural gas service territory of the Gas Companies encompasses 410 square miles and has a population of approximately 846,600.

     The Registrant's nonutility operations and investments are conducted through Newport America - see Nonutility Operations.

     The corporate offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903 (Telephone 401-272-9191).

Operations of the Gas Companies

     Customers. The Gas Companies had an average monthly number of customers of approximately 162,000 for the twelve months ended September 30, 1994, of which approximately 90% were residential and 10% were commercial and industrial.

     The net increase in the average monthly number of customers during fiscal 1994 over fiscal 1993 was approximately 2,100 or 1.3 percent. The modest increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to a stagnant economy.

     Gas Service. The gas services provided by the Gas Companies can be grouped into three categories -- firm, interruptible and transportation service. Firm service is provided to those residential, commercial and industrial customers that use natural gas throughout the year. Interruptible service is made to those commercial and industrial customers that do not require assured gas service because they can utilize an alternative fuel or otherwise operate without gas service. Transportation service is a service where the Gas Companies transport to certain large customers gas owned by those customers or by third parties selling gas to those customers.

     The following table shows the distribution of gas to various customer classes, and the total gas sold and transported by year since 1990.

                          1994      1993     1992     1991    1990

Firm                      81.2      83.9%    73.9%    66.2%   74.4%
Interruptible             16.5      14.7     23.1     19.5     7.5
Transportation             2.3       1.4      3.0     14.3    18.1
                         100.0%    100.0%   100.0%   100.0%  100.0%
                         =====     =====    =====    =====   =====

Total Gas Sold and Transported

   BCF(*)                  28.7     27.1     29.1     29.0    27.8
                          =====    =====    =====    =====   =====
(*) Gas sales are denominated in billions of cubic feet of natural gas,
(Bcf).  Total gas sales include gas sold and transported by the Gas
Companies.

     Firm Service.  In recent years, the distribution of the Gas
Companies' firm sales has been approximately 61% to residential and 39% to commercial and industrial customers. Firm sales represent the highest percentage of operating margin and represent the core of the Gas
Companies' business.

     Interruptible Service. Interruptible customers consist of two types: seasonal customers that typically use gas only during the nonwinter months and dual-fuel customers that contract for gas service on a year round basis, but agree to service interruption during certain peak periods. By retaining the right to interrupt service to the dual-fuel customers, the Gas Companies can balance daily demand from firm customers with available gas supply and pipeline capacity. Interruptible customers may interrupt their gas service, as well, when it is more economical to utilize an alternative fuel. Accordingly, the amount of the Gas Companies' interruptible sales fluctuates depending upon the relative price of natural gas to alternative fuels.

     Interruptible sales produce substantially less margin to the Gas Companies than firm sales due to the more competitive nature of interruptible sales. Service rates charged to dual-fuel customers are based on the price that the customer would otherwise pay for its alternative fuel. Total margin, however, is generally not impacted by nonfirm sales due to a margin-sharing mechanism - see Rates and Regulation and Competition and Marketing.

     Transportation Service. Margin from the transportation of gas purchased by certain large customers from third parties is likely to represent an increasing percentage of the Gas Companies' future total margin due to the continuing regulatory developments affecting the natural gas industry - see Special Factors Affecting the Natural Gas Industry. In general, these developments now allow customers to buy gas directly from the producer-supplier rather than solely from the local gas distribution company. Customer-owned gas is transported to the customer's premises through a combination of the interstate pipelines and the Gas Companies' distribution systems.

     For a given quantity of gas, the Gas Companies' margin from transportation service is considerably less than their margin from firm sales, but is generally comparable to their margin from interruptible sales, depending upon the price of alternative fuels. To the extent that the Gas Companies' existing customers buy gas directly from producer-suppliers, the Gas Companies' revenue will decrease although nonfirm margin may not be impacted. Total margin is impacted by nonfirm sales and transportation sales under a margin-sharing mechanism- see Rates and Regulation. During fiscal 1994, the Registrant saw an increase in its transportation sales as compared to last year by 270 MMcf or 70 percent due to additional capacity available for transportation and competitive third party pricing.

     Gas Supply

      During fiscal 1994, the Registrant purchased its gas supplies from multiple sources. Of these sources, 79 percent was provided by contracts with direct suppliers (well-head producers) on a firm transportation basis. The Registrant, during off-peak periods, has also taken advantage of inexpensive gas supplies offered on the spot market which constitutes 13 percent of the Registrant's gas supply. Lastly, the Registrant uses liquefied natural gas (LNG) and underground storage (eight percent) to complete its supply portfolio.

      In a deregulated market, effective management of natural gas supply offers the Registrant a competitive advantage. The Registrant has responded to deregulation by aggressively broadening supply sources and transportation options. The Registrant has created a flexible, responsive, and competitive portfolio of suppliers, transporters, and storage services. A key component to operating in this new competitive environment is the flexibility gained by successful storage management for both supply balancing and meeting cold weather requirements. In 1994, the Registrant's underground storage capacity increased by 123 percent from
1.3 billion cubic feet (Bcf) to 2.9 Bcf, while our firm daily withdrawal capability increased by over 200 percent from 9 million cubic feet (MMcf) to 28 MMcf. Managing supply requires a thorough knowledge of its own market requirements. Where the Registrant once purchased a bundled package, including the gas and transportation of the gas to its city gate, the Registrant now buy and sell both gas supply and pipeline capacity using the new system of bulletin boards to schedule supply, to locate purchasers for available gas and capacity, and to track the availability and price of both gas supply and pipeline capacity. To meet the challenge of managing supply and improve the Registrant's ability to respond competitively, the Registrant has expanded its planning capability, upgraded its ability to electronically monitor its distribution system, added the capability to telemeter our larger customers, and created a supply operations center designed to centralize all daily supply management functions. The Registrant's goal is to buy natural gas directly from producers at the lowest possible price and arrange space on pipelines for specific delivery dates to ensure that it has adequate supply to meet its constantly changing demand. In addition, the Registrant's enhanced ability to manage supply improves the Registrant's ability to respond quickly to new marketing opportunities.

      This capability of managing supply is critical to providing its customers with a reliable and competitively priced product. The Registrant's diversified portfolio of supply options virtually guarantees that no single event will unduly affect price and supply. The Registrant's supply of liquefied natural gas (LNG) and expanding storage capability provides the flexibility needed to maintain reliability in severe cold, met rapid shifts in temperature and, in conjunction with supply management, provide a competitive edge as markets and prices change.

      In the new environment, the Registrant is able to sell capacity that is not needed through a program called "capacity release". Part of maintaining a healthy supply of natural gas means that the Registrant has capacity reserved for future growth and peak season needs - particularly for severely colder-than-normal weather. The revenues generated from these sales reduce the cost of gas for firm customers and improve our competitive position. Upgraded planning, system modeling, and supply flexibility increase the Registrant's ability to release capacity and efficiently use our supply resources to reduce costs to customers. In 1994, the Registrant generated $2.1 million in reduced gas costs from its capacity release program.

     Rates and Regulation. ProvGas is subject to the regulatory jurisdiction of the RIPUC with respect to rates and charges, standards of service, accounting and other matters. North Attleboro Gas is subject to similar regulatory jurisdiction by the Massachusetts Department of Public Utilities (MDPU). The standards set by these regulatory bodies affect all aspects of the Gas Companies' businesses, including their ability to market to new customers and to meet competition from other fuel suppliers
- - - - - - - see Competition and Marketing.

     On October 14, 1993, the RIPUC approved ProvGas' request to adopt a new rate design, including a declining block rate structure, seasonal gas cost accounting and higher customer charges effective November 14, 1993. The declining block rate structure allows ProvGas to recover more fixed costs through rates immediately when a customer begins buying natural gas.

Also, the new block rate structure will help balance customer bills during the year and will help protect ProvGas and its customers during periods of extreme weather conditions. This new block rate structure should result in a stabilization of earnings from year to year. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award include an allowed return on equity of 11.2 percent. In 1994, for accounting and gas cost recovery purposes, ProvGas recorded the embedded cost of gas using seasonal gas cost factors of $4.26 per thousand cubic feet (Mcf) during November '93 through April '94 and $2.77 per Mcf during May '94 through September '94. The ultimate effect of the seasonal gas cost accounting will be that quarterly operating margins will decrease in the winter months and increase in the summer months when compared to the previous method. Assuming normal weather, annual earnings should not be affected by this change.

    Another significant attribute of the new rate design structure as compared to the previous method is a higher customer charge. The average monthly customer charge has been increased to recognize that a substantial portion of ProvGas' costs are relatively fixed and should be recovered from customers even when gas consumption is less than expected. ProvGas' volumetric charge has decreased in order to off set the increased customer charge.

     The following table sets forth the results of ProvGas' applications before the RIPUC for rate increases since 1981.

               Annualized                     Annualized     Authorized
  Date of    Rate Increase    Date Rates    Rate Increase     Return on
Application    Requested       Effective     Granted (*)    Common Equity

 9/28/81      $12,400,000      07/20/82      $9,600,000         15.5%
 2/27/84       10,800,000      12/28/84       5,600,000         15.5
 8/04/88        8,300,000      06/01/89       4,860,000         13.0
 5/17/90       15,800,000      03/15/91       9,176,000         12.8
 1/15/93        9,100,000 **   11/14/93         694,000         11.2

(*) Although the RIPUC reviews and approves all changes in gas costs billed to customers under the Cost of Gas Adjustment (CGA) clause, such changes are not part of the general rate filings described above. See notes 1 and 9 in notes to Consolidated Financial Statements contained in the Registrant's 1994 Annual Report to Shareholders filed herewith as
Exhibit 13.

(**) Rate increase requested on January 15, 1993 of $9.1 million was recalculated to $6,970,000 on September 14, 1993 due to cost of service adjustments reflecting cost savings.

     An agreement was reached between North Attleboro Gas and the Massachusetts' Attorney General's office, subsequently approved by the MDPU for a rate increase effective November 1, 1991. Under the terms of the agreement, a 32 percent increase will be phased-in over five years. See note 9 to the Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders filed herewith as Exhibit 13.

      Under the agreement, the non-firm margin threshold for system interruptible sales and system transportation will be calculated annually using the average of total non-firm margins earned from system interruptible sales and system transportation sales for the preceding three years. A new non-firm margin threshold will be calculated for each fiscal year beginning in October. Non-firm margins earned above the threshold will be shared at a ratio of 66 2/3% to firm ratepayers and 33 1/3% to the Registrant. For the fiscal 1993 year that threshold was $2.1 million as compared to $1.6 million in fiscal 1992. The threshold for fiscal 1994 has been determined to be $2.5 million. The Registrant retained the provision to collect the full $2.8 million it received earlier plus $.2 million as a result of a consolidation with the purchase of South County Gas Company. If actual non-firm margin were below the $3 million threshold, the Registrant would add an amount to its CGA to bring collections up to the $3 million non-firm threshold.

     Competition and Marketing. Under the current laws of Rhode Island and Massachusetts, no gas utility may sell gas in a city or town where another utility is already selling gas, unless the new utility shall have obtained a certificate from RIPUC or MDPU, as the case may be, certifying that the public convenience and necessity requires the same. Such an action requires a public hearing with notice to specific parties including the gas utility already serving the area. To date, neither ProvGas nor North Attleboro Gas has experienced any competition from the other natural gas utilities in its service areas.

      The Registrant faces its most intense competition from fuel oil in certain market segments. During 1994, for commercial and industrial customers, oil has enjoyed a price advantage over natural gas. Despite this price advantage, the Registrant continues to add both commercial and industrial customers. This is mainly the result of price stability afforded historically by natural gas over oil and is also the result of value added benefits from reliable customer service provided to the Registrant's customer sectors.

     Advanced gas technologies play a significant role in load growth for both the commercial and industrial sectors. Such technologies include on site cogeneration capabilities, cost-effective alternatives to electric space conditioning, process cooling, motor drives and the utilization of compressed natural gas vehicles.

      ProvGas opened its first public natural gas filling station in June 1992. This market development provides on-site fueling capabilities for large fleet operators. ProvGas expects natural gas vehicles (NGV) to produce modest margin growth over the next five years. ProvGas has 15 companies and State agencies using the station. Including ProvGas' own natural gas vehicles, there are about 125 NGV's operating in Rhode Island.

      ProvGas helped the East Providence School Department and Ryder Transportation Company win a Federal grant to study the effectiveness of natural gas school buses compared to standard diesel fuel buses.
Beginning in January 1995, four natural gas buses will be tested for fuel cost and overall vehicle economy. ProvGas assisted in the construction of a compressed natural gas filling station in East Providence to service the buses. This is the first use of natural gas school buses in Rhode Island.

      The Registrant plans to work with other companies to build CNG filling stations. A significant boost to these efforts occurred this year with legislative approval of a bill allowing nonutility companies to sell natural gas for vehicular use without being subject to public utility regulation. This legislation allows private investors to build the natural gas refueling infrastructure, a critical step in the development of the natural gas vehicle market.

      To further promote the Registrant's objective of maximizing growth, market research activities have been intensified. This market research will identify growth opportunities, such as non-users on existing mains, increase existing user load and main extension to developments not evaluated previously. This research will also provide the data essential to design marketing strategies. At present, only approximately 45% of the residences within the Registrant's service areas are heated by natural gas. Furthermore, 24% of the Registrant's customers currently do not use natural gas to heat their homes. As a result, the Registrant believes that marketing to this segment represents a potential for significant growth.

      The Registrant has completed the contract with the U.S. Navy to provide gas service to a boiler plant facility in Newport, R.I.. This arrangement allows for conversion of the Navy facility from oil firing to a combination of oil and natural gas firing. In addition, based upon a technology that was developed for various NASA space programs, the fuel cell will be fully operational by February 1995. Fuel cells use natural gas as a raw material in a chemical reaction that results in the creation of both electricity and hot water. The Navy's fuel cell will provide electricity and hot water at a significant discount versus the current conventional sources. ProvGas estimates the annual natural gas usage to be about 15 MMcf annually - this is equivalent to the gas usage of about 120 residential heating customers.

Employees

      At September 30, 1994, the Gas Companies had 568 full-time employees Approximately 276 of those employees were covered by a collective bargaining agreement with the United Steelworkers of America. These same union employees and ProvGas ratified a three year extension to the contract which ended in January 1993. The agreement calls for general wage increases of 3.5 percent in 1993, 3.75 percent in 1994 and 4 percent in 1995. Also incorporated into the contract were work practice changes and other action steps designed to allow ProvGas to achieve greater operating efficiencies.
                                   I-7

     Gas Distribution Systems. The Gas Companies' distribution systems consist of approximately 2,360 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 137,400 services, (a service is a pipe connecting a gas main with piping on a customer's premises), and approximately 167,500 active gas meters together with related facilities and equipment. The Gas Companies have regulating and metering facilities at seven points of delivery from Algonquin, which the Gas Companies presently believe to be adequate for receiving gas into their distribution systems.

Storage Facilities

      Under an agreement with Texas Eastern, the Registrant is entitled to the underground storage of up to 1,200 MMcf of natural gas at a facility located in Leidy, Pennsylvania. Withdrawals from storage are on a firm basis at the time of proposed withdrawal. The Registrant has additional storage capacity of 3,081 MMcf in various underground storage fields for the 1994/95 winter, which may be withdrawn on a best efforts basis at time of the proposed withdrawal. The only limitation to the timely withdrawal is a potential temporary bottleneck in the pipeline caused by heavy seasonal demand.

      The Registrant has an agreement with Algonquin for the storage of up to the equivalent of 1,170 MMcf of vaporized LNG in a tank owned by Algonquin and located on land leased to Algonquin by the Registrant. The agreement expires in 2003, but the Registrant has an option to extend the agreement for an additional thirty years. The Registrant owns and operates an LNG storage and vaporization facility which has the capacity to store the equivalent 185 MMcf of vaporized LNG.

     Nonutility Operations. As described earlier, the Registrant conducts its nonutility operations through a wholly-owned subsidiary, Newport America. These operations total less than two percent of the Registrant's consolidated assets and consolidated revenues.

     During fiscal 1994, Newport America had three wholly-owned subsidiaries engaged in various nonutility businesses. Prudence Corporation owns real estate for investment and rental purposes. S & M Appliance Service Company, whose nonutility assets were sold in August 1992, was a wholesale distributor of gas heating and air conditioning equipment with installation and service capabilities. Patience Realty Corporation was involved in constructing a timeshare and condominium complex along the waterfront in Newport, Rhode Island (the Wellington Project).

Special Factors Affecting the Natural Gas Industry

     General. The natural gas industry is subject to numerous legislative and regulatory requirements, standards and restrictions that are subject to change and that affect the Gas Companies to varying degrees.
Significant industry factors that have affected or may affect the Gas

                                   I-8

Companies from time to time include: lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Gas Companies' operations; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; increases in the price of natural gas; and competition with other gas sources for industrial customers, including potential attempts to bypass the Gas Companies' facilities.

     FERC Regulations. In recent years FERC has been attempting to increase competition with regard to the transportation and sale of natural gas in interstate commerce. Beginning in late 1985, FERC began promulgating orders that allow all industry participants access to pipeline transportation on an open, nondiscriminatory basis to the extent of available capacity.

   Recent FERC orders are in furtherance of its policy to make gas transportation and alternate supply sources more accessible to all parties, including local distribution companies and their customers. Such "open access" allows the Gas Companies to obtain its supply through a more competitive national gas pipeline system, where and when capacity is available.

  FERC Order 636 and other related order (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant has successfully negotiated new pipeline transportation and gas storage contracts.

  At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts is designed to be market responsive and is diversified with respect to contract lengths, source location, and other contract terms. On a periodic basis, the Registrant reviews all of its contracts to ensure a diverse, secure, flexible and economical supply portfolio is maintained.

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers including the Registrant. Based upon current information, the Registrant anticipates its share of transition costs to total between $16 million and $19 million of which $8.3 million has been included in the CGA and is currently being collected from customers. The remaining minimum obligation of $7.7 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.

  The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with two of its

                                   I-9

pipelines, which account for the bulk of its transition costs.
Negotiations are continuing on the two additional pipelines, but recent favorable developments have considerably reduced the uncertainty previously disclosed. As a result, the Registrant has decreased the range for potential transition costs accordingly.

Environmental Regulations

  Federal, state and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, relating to the items mentioned below, the Registrant anticipates recovery from third parties or through rates.

  The Registrant is aware of four sites at which it may incur future costs for environmental investigation and clean-up. Based on current available information, however, the amount of costs, if any, related to these sites will not be material to the operations of the Registrant or its financial position.

   Management anticipates requesting rate relief for all costs related to the environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.

   With regard to the clean air quality standards, the Registrant believes that the use of natural gas in industrial and electric generation boilers and turbines is one way to reduce pollutants discharged into the atmosphere. To the extent that the use of clean burning fuels is mandated by federal or state policy, management believes that demand for the Registrant's natural gas would increase.

   Other Standards. The Gas Companies are also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the RIPUC and MDPU and management believes that the Gas Companies are in substantial compliance with all present requirements imposed by these agencies.

ITEM 2. PROPERTIES

   In addition to the Registrant's gas distribution system and storage facilities, which constitute the principal properties of the Registrant, the Registrant owns several buildings and other facilities in Newport,

                                  I-10
Providence and Westerly which house its offices and provide floor space for its distribution and maintenance facilities.

   Substantially all the foregoing properties are mortgaged as collateral for outstanding bonds of ProvGas.

ITEM 3. LEGAL PROCEEDINGS

  The Registrant is involved in legal and administrative proceedings in the normal course of business, including certain proceedings involving material amounts in which claims have been or may be made. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the legal proceedings to which it is or can at the present time be reasonably expected to be a party, will not have a materially adverse effect on the Registrant's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not Applicable

                               PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDERS' MATTERS

       The Registrant's common stock is listed on the American Stock Exchange and trades under the symbol "PVY". As of December 27, 1994, there were approximately 6,636 holders of record of the Registrant's outstanding common stock. For the balance of the information called for by this item, reference is made to the materials under 'Dividends' and 'Common stock information' on the Registrant's Annual Report to shareholders for the fiscal year ended September 30, 1994, which is filed herewith under
       Part IV as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

       For the information called for by this item, reference is made to page 18 of the Registrant's Annual Report to shareholders for the fiscal year ended September 30, 1994, which is filed herewith under Part IV as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       Regarding the information that relates to this item, reference is made to the materials within the following: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 17, of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1994, which if filed herewith under Part IV as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       For the information called for by this item, reference is made to pages 25 through 31 of the Registrant's Annual Report to shareholders for the fiscal year ended September 30, 1994, which is filed herewith under Part IV as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable







                                II-1

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   The following information is furnished with respect to the executive officers of the Registrant:
                                                              Year
                                                            office in

Registrant
  Name and Age                     Office                   First Held

James H. Dodge        (54)   Chairman, President and Chief
                             Executive Officer                  1992

James DeMetro         (46)   Vice President, Energy Services    1992

Gary S. Gillheeney    (39)   Vice President, Financial
                             and Information Services,
                             Treasurer and Assistant
                             Secretary                          1994

Alycia L. Goody       (42)   General Counsel and
                             Corporate Secretary                1991

William D. Mullin     (46)   Vice President, Corporate Relations1994

Robert W. Owens       (46)   Vice President, Operations
                                                                1994

Bruce G. Wilde        (48)   Vice President, Human Resources
                             and Assistant Secretary            1994

   Mr. Dodge was elected President and Chief Executive Officer of Providence Energy Corporation and ProvGas in August 1990 after the retirement of Louis R. Hampton. Mr. Dodge subsequently became Chairman of the Board in January 1992. Prior to his employment with the Registrant, he was President and Chief Executive Officer of Vermont
Gas Systems, Inc. Vermont Gas Systems, Inc. is a regulated public utility which sells natural gas to a portion of the population of the State of Vermont.

   Mr. DeMetro was elected Vice President, Energy Services of
Providence Energy Corporation and ProvGas in March 1992. For more than five years, prior thereto, Mr. DeMetro served the Brooklyn Union Gas Company, a regulated natural gas utility, in various management positions, most recently as Manager, Rates and Regulations.

  Mr. Gillheeney was elected Vice President, Financial and Information Services, Treasurer and Assistant Secretary in May 1994. For more than five years prior thereto, Mr. Gillheeney served ProvGas in various management positions, most recently as Assistant Treasurer and Controller.
                                III-1
   Ms. Goody was elected General Counsel and Corporate Secretary of Providence Energy Corporation and ProvGas in January 1991. For two years, prior thereto, Ms. Goody served ProvGas as Corporate Counsel. For three more years prior to that, Ms. Goody served as an Assistant Attorney General for the Commonwealth of Massachusetts.

   Mr. Mullin was elected Vice President, Corporate Relations of Providence Energy Corporation and ProvGas in January 1994. For five years prior to his current position with Providence Energy Corporation and ProvGas, he served ProvGas in various management positions, most recently as Vice President, Operations.

   Mr. Owens was elected Vice President, Operations Providence Energy Corporation and the ProvGas in January 1994. For more than five years prior thereto, Mr. Owens served the Providence Energy Corporation and ProvGas in various management positions, most recently as Vice
President, Treasurer and Chief Financial Officer.

  Mr. Wilde was elected Vice President, Human Resources and Assistant Secretary of Providence Energy Corporation in May 1994. For more than five years prior thereto, Mr. Wilde served ProvGas in various management positions, most recently as Assistant Vice President for Personnel.





















                             PAGE III-2

DIRECTORS OF THE REGISTRANT

  The following information is furnished with respect to the Directors of the Registrant.



  Name                 Director Since    Expiration of Term

William W. Bennett *         1992               1997

Gilbert R. Bodell, Jr.       1980               1995

James H. Dodge               1991               1997

Diane M. Disney *            1994               1997

Robert P. Freeman *          1983               1995

Louis R. Hampton             1971               1995

John H. Howland              1993               1996

Douglas H. Johnson           1993               1996

Dorothy G. Kramer            1976               1995

Romolo A. Marsella           1993               1996

Kenneth W. Washburn          1975               1997

*  Will be leaving as a Director in January 1995.

  William W. Bennett is Director of Operations, Rocky Hill School in
Warwick, RI.

  Gilbert R. Bodell, Jr. is President, Frontier Manufacturing Company (textile); former Vice President, Valley Lace Co. and Esten Dyeing and Finishing Co.

  James H. Dodge has been Chairman since January, 1992 and President and Chief Executive Officer of the Registrant since August, 1990; from 1984 through August, 1990: President and Chief Executive Officer of Vermont Gas Systems, Inc. (a regulated natural gas utility) and affiliated companies.

  Diane M. Disney is the Deputy Assistant to the Secretary of Defense (Civilian Personnel Policy).


                                III-3


  Robert P. Freeman since July, 1992: President of Lazard Freres Real Estate Fund; since July, 1992, Chairman, and from February, 1991 to July, 1992: President and Chief Executive Officer, Pacific Gateway Properties, Inc. (formerly Perini Investment Properties, Inc.) previously President, the Marathon Group of Companies, Inc. (holding company of investment counselling and real estate development firms).

  Louis R. Hampton is the retired Chairman of the Board of Directors. Mr. Hampton served as President and Chief Executive Officer of the Registrant for more than 16 years; retiring from those positions in 1990.

  John H. Howland is President and Chief Operating Officer, Original Bradford Soap Works, Inc. (textiles).

  Douglas H. Johnson since October, 1991: Vice President and Managing Partner, M. Van Leesten Associates, Inc. (business and urban planning consultants); from 1980 to October, 1991: President and Chief
Executive Officer, Peerless Precision, Inc. (aerospace manufacturing company).

  Dorothy G. Kramer is retired Senior Vice President, Treasurer and Corporate Secretary, Taco, Inc. (manufacturers of pumping, heat transfer and hydronic control equipment).

  Romolo A. Marsella is President, Marsella Development Corporation (real estate development).

  Kenneth W. Washburn is Chairman and President, Union Wadding company (manufacturers of non-woven textiles).

ITEM 11.  EXECUTIVE COMPENSATION

  For the information called for by this item, reference is made to pages 7 to 13 of the Providence Energy Corporation's proxy statement filed December 16, 1994 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 19, 1995.















                             III-4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    For the information called for by this item reference is made to page 14 of the Providence Energy Corporation's proxy statement filed December 16, 1994 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 19, 1995.

Section 16 Compliance

    For the information called for by this item reference is made to page 15 of the Providence Energy Corporation's proxy statement filed December 16, 1994 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 19, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For the information called for by this item reference is made to page 6 of the Providence Energy Corporation's proxy statement filed December 16, 1994 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 19, 1995.










                             III-5

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K PROVIDENCE ENERGY CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


(a) Financial Statements and Schedules

Consolidated Balance Sheets--September 30, 1994 and 1993
Consolidated Statements of Income for the years ended September 30,
  1994, 1993 and 1992
Consolidated Statements of Cash Flows for the years ended September 30,
  1994, 1993 and 1992
Consolidated Statements of Capitalization--September 30, 1994
  and 1993
Consolidated Statements of Changes in Common Stockholders Investment for
  the years ended September 30, 1994, 1993 and 1992
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

The financial statements and related notes listed above are incorporated by reference to Providence Energy Corporation's Annual Report to Shareholders (see pages 18 through 29) for the year ended September 30, 1994, filed herewith as Exhibit 13.

Supplemental Notes to Consolidated Financial Statements
Report of Independent Public Accountants on Schedules
Consent of Independent Public Accountants.


   V. Property, Plant and Equipment for the years ended September 30, 1994, 1993 and 1992.

  VI. Accumulated Depreciation and Amortization of Property, Plant and Equipment for the years ended September 30, 1994, 1993 and 1992.

VIII.  Reserves for the years ended September 30, 1994, 1993 and 1992.

  IX. Short-term borrowings for the years ended September 30, 1994, 1993 and 1992.

   The information required to be submitted in Schedule X has been included in the financial statements and related notes.

   Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b) Reports on Form 8-K
   No reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1994.

(c) Exhibits

   The following exhibits are filed as part of this report:

   3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 4(e) to the Registration Statement of the Registrant on Form S-2 (Registration No. 33-24125)).

   3.2 Bylaws (incorporated by reference to Exhibit C to the Proxy Statement/Prospectus forming a part of the Registrant's Registration Statement on Form S-14 (Registration No. 2-69473), as amended at the annual meetings of the shareholders held January 14, 1985 and January 14, 1991, the text of such amendments being set forth in each case as Exhibit A to the proxy statement for such annual meeting, heretofore filed with the Securities and Exchange Commission and being incorporated herein by this reference).

   4.1 Indenture dated as of August 1, 1981 from The Providence Gas Company to St. Louis Union Trust Company, Trustee, filed as
          Exhibit 4.1 to Registration Statement of The Providence Gas Company on Form S-1 (Registration No. 2-72726), incorporated herein by this reference.

   4.2 First Supplemental Indenture dated as of May 1, 1986 from The Providence Gas Company to Centerre Trust Company of St. Louis, Trustee (filed as Exhibit 4 (b) to the Registration Statement of The Providence Gas Company on Form S-3 (Registration File No. 33-5023), incorporated herein by this reference).

   4.3 First Mortgage Indenture of The Providence Gas Company dated as of January 1, 1922,as supplemented by First through Twelfth Supplemental Indentures (incorporated by reference to Exhibit
          10.10 to registration statement of The Providence Gas Company on Form S-1 (Registration No. 2-72726)).

   4.4 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures of The Providence Gas Company dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively (incorporated by reference to Exhibit 4 to the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31,
          1993).

   4.5 Seventeenth Supplemental Indenture of The Providence Gas Company dated as of November 1, 1993.

   10.1 Material contracts filed as Exhibit 10 (a) through 10 (ff) to Registrant Statement of the Registrant on Form S-2 (Registration No. 33-24125), incorporated herein by this reference.

   10.2 Employment agreement dated August 20, 1990 between James H. Dodge, President of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.2 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.3 1989 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989, heretofore filed with the Securities and Exchange Commission).

   10.4 1989 Stock Option Plan (incorporated by reference to Exhibit B to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989, heretofore filed with the Securities and Exchange Commission).

   10.5 Non-firm Margin Sharing Agreement. (Filed as Exhibit 10.3 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.6 Employment agreement date April 1, 1992 between James DeMetro, Vice President, Energy Services of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.4 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.7 Employment agreement date August 15, 1991 between Robert W. Owens, Vice President, Treasurer and Chief Financial Officer of The Providence Gas Company, and the said Company. (Filed as Exhibit
          10.5 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.8 Employment agreement dated June 27, 1991 between Raymond F. Allen, Vice President, Customer Relations of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.6 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.9 Employment agreement dated July 1, 1991 between William D. Mullin, Vice President, Operations of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.7 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   13 Portions of the Annual Report to shareholders for the fiscal year ended September 30, 1994.

   22     Subsidiaries of the Registrant.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Board of Directors of
Providence Energy Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Providence Energy Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 3, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index to financial statements are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP





Boston, Massachusetts
November 3, 1994

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Board of Directors of
Providence Energy Corporation:


As independent public accountants, we hereby consent to the incorporation by reference of our report dated November 3, 1994, included in this Form 10-K, into the Company's previously filed registration statements on Forms S-3, Registration No. 33-62318; S-3 Registration No. 33-70086; S-3, Registration No. 33-31768; S-8, Registration No. 33-31770; and S-8 Registration No. 33-43031. It should be noted that we have not audited any financial statements of the Company subsequent to September 30, 1994, or performed any audit procedures subsequent to the date of our report.






Arthur Andersen LLP





Boston, Massachusetts
December 27, 1994

                             PROVIDENCE ENERGY CORPORATION      Schedule V
                             PROPERTY, PLANT AND EQUIPMENT
                                 FOR THE YEARS ENDED
              SEPTEMBER 30, 1994, SEPTEMBER 30, 1993 AND SEPTEMBER 30, 1992
                               (Thousands of Dollars)
                 Balance       Additions  Sales and            Balance
Classification Sept 30, 1993   at Cost    Retirements  Other   Sept 30,
1994
Gas Plant
  Land and
   rights-of-way    $    816  $      --     $    --    $  --   $    816
  Structures          19,751        623          --       --     20,374
  Distribution equip.170,880     17,804         638       --    188,046
  Transportation equip.1,788          1         118       --      1,671
  Other equip.        24,618      1,155          75     (275)    25,423
  Construction work    3,916       (412)         --       (4)     3,500
  Total gas plant   $221,769    $19,171     $   831  $  (279)  $239,830
                    ========    =======     =======  =======   ========
Nonutility property $  2,654    $    --     $    --  $    --   $  2,654
                    ========    =======     =======  =======   ========

                  Balance       Additions  Sales and             Balance
Classification  Sept 30, 1992   at Cost    Retirements  Other    Sept 30,
1993       Gas Plant
  Land and
   rights-of-way    $     803    $     6     $    --    $    7    $    816
  Structures           19,144        516          40       131      19,751
  Distribution equip. 160,719     11,640         939      (540)    170,880
  Transportation equip. 1,898          3         185        72       1,788
  Other equip.         23,901        971         306        52      24,618
  Construction work
   in progress          3,622        325          --       (31)      3,916
   Total gas plant   $210,087    $13,461     $ 1,470   $  (309)   $221,769
                     ========    =======     =======   =======    ========
Nonutility property  $  2,654    $    --     $   --    $    --    $  2,654
                     ========    =======     =======   =======    ========

                                Additions  Sales and             Balance
Classification  Sept 30, 1991   at Cost    Retirements  Other    Sept 30,
1992       Gas Plant
  Land and
   rights-of-way    $     795    $     8     $    --    $   --    $    803
  Structures           20,500        176       1,544        12      19,144
  Distribution equip. 149,338     11,963         582        --     160,719
  Transportation equip. 2,339          2         443        --       1,898
  Other equip.         24,194        290         334       249      23,901
  Construction work
   in progress          2,050        952          --       620       3,622
   Total gas plant   $199,216    $13,391     $ 2,903   $   383    $210,087
                     ========    =======     =======   =======    ========
Nonutility property  $  3,266    $    --     $   606(A)$    (6)   $  2,654
                     ========    =======     =======   =======    ========
                                   IV-6
(A) Principally relates to sale of S&M Appliance Service Company.

                      PROVIDENCE ENERGY CORPORATION              Schedule VI
     ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT FOR THE YEARS ENDED SEPTEMBER 30, 1994, SEPTEMBER 30, 1993 AND SEPTEMBER 30, 1992
                          (Thousands of Dollars)

                            Additions                   Deductions

                                                        Cost of
                Balance  Charged to                     Removal      Balance
Classification 9/30/93 Operations Other Retirements Less Salvage 9/30/94 Gas Plant:
  Gas equipment $70,796  $   9,555   $  47    $  721       $520      $79,157
  Transportation
    equipment     1,701         42      --        82         --        1,661

Total gas plant $72,497  $   9,597   $  47    $  803       $520      $80,818
                =======  =========  ======    ======       ====      =======
Nonutility
  property      $   536  $      85  $   --    $   --       $ --      $   621
                =======  =========  ======    ======       ====      =======

                                                        Cost of
                Balance  Charged to                     Removal      Balance
Classification 9/30/92 Operations Other Retirements Less Salvage 9/30/93 Gas Plant:
  Gas equipment $63,516  $   8,969  $   52    $1,288       $453      $70,796
  Transportation
    equipment     1,804         65      (2)      166         --        1,701

Total gas plant $65,320  $   9,034   $  50    $1,454       $453      $72,497
                =======  =========  ======    ======       ====      =======
Nonutility
  property      $   451  $      85  $   --    $   --       $ --      $   536
                =======  =========  ======    ======       ====      =======

                                                        Cost of
                Balance  Charged to                     Removal      Balance
Classification 9/30/91 Operations Other Retirements Less Salvage 9/30/92 Gas Plant:
  Gas equipment $57,370  $   8,582  $   91    $2,449       $ 78      $63,516
  Transportation
    equipment     2,105         93      --       394         --        1,804

Total gas plant $59,475  $   8,675  $   91    $2,843       $ 78      $65,320
                =======  =========  ======    ======       ====      =======
Nonutility
  property      $   611  $     116  $   --    $  276 (A)   $ --      $   451
                =======  =========  ======    ======       ====      =======

(A) Represents accumulated depreciation from sale of S&M Appliance Service Company.
                                   IV-7

                   PROVIDENCE ENERGY CORPORATION      Schedule VIII
                   RESERVES FOR THE YEARS ENDED
 SEPTEMBER 30, 1994, SEPTEMBER 30, 1993 AND SEPTEMBER 30, 1992
                    (Thousands of Dollars)
                                                            Which
                                 Additions                  Reserves
                       Balance   Charged       Other        Were     Balance
                       9/30/93   to Operations Add (Deduct) Created  9/30/94

RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,026      $4,991      $    --     $4,346   $ 2,671
    Allowance for lease
      receivables -
        current            282           9           --         34       257
        other               96          --           --         16        80
                       $ 2,404      $5,000      $    --    $ 4,396   $ 3,008
                       =======      ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $   778      $  316      $    --    $   143   $   951
                       =======      ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $14,018      $7,033      $    --    $5,545    $15,506
  Unamortized investment
    tax credit           3,010          --           --       159      2,851
  Other-
    Liability and
      damage reserve       296         145           --        20        421
    Other                5,188       1,358        2,659(C)  2,540      6,665
      Total other        5,484       1,503        2,659     2,560      7,086
      Total deferred
        credits and
         reserves      $22,512      $8,536      $ 2,659    $8,264    $25,443
                       =======      ======      =======    ======    =======

                                                            Which
                                 Additions                  Reserves
                       Balance   Charged       Other        Were     Balance
                       9/30/92   to Operations Add (Deduct) Created  9/30/93

RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,275      $3,980      $    --     $4,229   $ 2,026
    Allowance for lease
      receivables -
        current            326          --           --         44       282
        other               --          96           --         --        96
                       $ 2,601      $4,076      $    --    $ 4,273   $ 2,404
                       =======      ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $   760      $  190      $    --    $   172   $   778
                       =======      ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $13,474      $  544      $    --    $    --   $14,018
  Unamortized investment
    tax credit           3,167          --           --        157     3,010
  Other-
    Liability and
      damage reserve       146         150           --         --       296
    Other                4,822       1,129        1,636(A)   2,399     5,188
      Total other        4,968       1,279        1,636      2,399     5,484
      Total deferred
        credits and
         reserves      $21,609      $1,823      $ 1,636    $ 2,556   $22,512
                       =======      ======      =======    =======   =======


                                  IV-8(b)

                                                   SCHEDULE VIII (cont')


                                                            Which
                                 Additions                  Reserves
                       Balance   Charged       Other        Were     Balance
                       9/30/91   to Operations Add (Deduct) Created  9/30/92

RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,603      $4,176      $    --     $4,504   $ 2,275
    Allowance for lease
      receivables -
        current          1,372          68           --      1,114       326

                       $ 3,975      $4,244      $    --    $ 5,618   $ 2,601
                       =======      ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $    84      $1,317      $    --    $   641   $   760
                       =======      ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $13,127      $  347      $    --    $    --   $13,474
  Unamortized investment
    tax credit           3,345          --           --        178     3,167
  Other-
    Liability and
      damage reserve        21         125           --         --       146
    Other                1,970       1,936        4,371 (B)  3,455     4,822
      Total other        1,991       2,061        4,371      3,455     4,968
      Total deferred
        credits and
         reserves      $18,463      $2,408      $ 4,371    $ 3,633   $21,609
                       =======      ======      =======    =======   =======



(A) Includes advance payments on customers' service agreements.
(B) Principally an additional reserve for pension costs which was offset by a deferred regulatory asset in addition to advance payments on customer service agreements.
(C) Principally a reserve for restructuring charges which was offset by a deferred regulatory asset in addition to advance payments on customer service agreements.



                                   IV-8c

                                                                 Schedule IX


PROVIDENCE ENERGY CORPORATION
SHORT-TERM BORROWINGS
For The Years Ended September 30, 1994, 1993 and 1992
(Thousands of dollars)


                                                         September 30,
                                                1994       1993*        1992



Balance at end of period                       $27,700    $23,800    $23,410

Weighted average interest rate on borrowings
  outstanding at end of period                   5.29%      3.47%      3.58%

Maximum borrowings outstanding during the
  period based on month-end balances           $49,400    $53,010    $48,410

Average daily borrowings outstanding for the
  period                                       $27,020    $28,931    $38,877

Weighted daily average annual interest rate      3.96%      3.61%      4.69%


The Company meets seasonal cash requirements and finances its construction program on an interim basis through short-term bank borrowings. Such borrowings may be under open lines of credit (total available $63,000,000; total committed $48,500,000) or by special arrangements.

* Assumes issuance of First Mortgage Bonds of $16 million on
  September 30, 1993.

Exhibit 22.  SUBSIDIARIES OF THE REGISTRANT


The Providence Gas Company - Incorporated under the laws of Rhode Island.

Newport America Corporation - Incorporated under the laws of Rhode Island.

North Attleboro Gas Company - Incorporated under the laws of Massachusetts.

INCORPORATION BY REFERENCE INTO REGISTRATION STATEMENTS ON FORM S-8

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13,1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of Registrant's Registration Statements on Form S-8 Nos. 33-31769, 33-31770 and 33-43031:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.
In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the Securities being registered, the Registrant will, unless in the opinion of its counsel that matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PROVIDENCE ENERGY CORPORATION

                      By   JAMES H. DODGE
                                James H. Dodge, Chairman,
                                President and CEO

                      Date December 15, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                Title                           Date

JAMES H. DODGE            Chairman, President and CEO           12-15-94
James H. Dodge            (Principal Executive Officer)

GARY S. GILLHEENEY        Vice President, Financial             12-15-94
Gary S. Gillheeney        and Information Services,
                          Treasurer and Assistant
                          Secretary

WILLIAM W. BENNETT        Director                              12-15-94
William W. Bennett

GILBERT R. BODELL, JR.    Director                              12-15-94
Gilbert R. Bodell, Jr.

                          Director
Diane M. Disney

ROBERT P. FREEMAN         Director                              12-15-94
Robert P. Freeman

LOUIS R. HAMPTON          Director                              12-15-94
Louis R. Hampton

JOHN H. HOWLAND           Director                              12-15-94
John H. Howland

DOUGLAS H. JOHNSON        Director                              12-15-94
Douglas H. Johnson

DOROTHY G. KRAMER         Director                              12-15-94
Dorothy G. Kramer

ROMOLO A. MARSELLA        Director                              12-15-94
Romolo A. Marsella

KENNETH W. WASHBURN       Director                              12-15-94
Kenneth W. Washburn

                                 IV-12(a)

          EXHIBIT 13.  PORTIONS OF ANNUAL REPORT OF REGISTRANT

SELECTED FINANCIAL DATA - SUMMARY OF OPERATIONS
For the Years Ended September 30
(thousands, except per share amounts)
                            1994       1993      1992


Operating revenues        $222,778   $209,315   $190,341
Cost of gas sold           135,104    126,314    111,568
Operating margin            87,674     83,001     78,773
Other operating expenses,
  excluding taxes           55,838     52,921     52,122
Taxes, other than income    12,540     12,597     11,497
Federal income taxes         4,460      3,554      2,774
Total other operating
  expenses                  72,838     69,072     66,393
Operating income            14,836     13,929     12,380
Nonutility operations and other:
  Revenues                       -          -        554
Operating costs                  -          -        573
  Other income (loss)          196         37        306
                               196         37        287
Income from continuing
  operations before
  interest expense          15,032     13,966     12,667
Interest expense             6,247      6,653      6,837
Income from continuing
  operations after
  interest expense           8,785      7,313      5,830
Preferred dividends of
  subsidiary                  (696)      (696)      (696)
Income from continuing
  operations                 8,089      6,617      5,134
Loss from discontinued
  operations, net
  of tax                        --         --         --
Net income (loss)            8,089      6,617      5,134
Common dividends             5,856      4,889      4,908
Earnings reinvested in
  the corporation         $  2,233   $  1,728   $    226
                          ========   ========   ========
Weighted average common
  shares outstanding       5,534.1    4,761.8    4,478.4
                          ========   ========   ========
Amounts per common share:
 Continuing operations    $   1.46   $   1.39   $   1.15
Discontinued operation          --         --         --
 Net income (loss)        $   1.46   $   1.39   $   1.15
                          ========   ========   ========
  Common dividends        $   1.06   $   1.02   $   1.10
                          ========   ========   ========

                                    PAGE - 1
OTHER FINANCIAL DATA
SEPTEMBER 30
                             1994       1993       1992

Total assets              $233,311   $224,550   $197,459
Gas plant--at
  original cost            239,830    221,769    210,087
Gas plant--net of
  depreciation             159,012    149,272    144,767
Capitalization:
  Common stockholders'
    equity                  77,156     73,368     54,491
  Redeemable cumulative
    preferred stock          8,000      8,000      8,000
  Long-term debt            60,079     62,163     60,958
  Shares of common stock
  at year end                5,581      5,486      4,534
  Book value per share    $  13.82   $  13.37   $  12.02
                          ========   ========   ========

FINANCIAL AND OPERATING STATISTICS
For the Years Ended September 30

                            1994       1993        1992

Operating Revenues (thousands of dollars):
  Residential            $130,888   $120,997   $104,658
  Commercial/
  Industrial               76,174     72,974     63,405
  Total Firm              207,062    193,971    168,063
  Interruptible            14,471     14,336     21,394
  Transportation              287         54         74
  Other                       958        954        810
    Total operating
      revenues           $222,778   $209,315   $190,341
                         ========   ========   ========
Gas Sold and Transported (MMcf):
  Residential              14,122     13,783     13,166
  Commercial/
  Industrial                9,168      8,926      8,363
  Total Firm               23,290     22,709     21,529
  Interruptible             4,739      3,985      6,717
  Transportation              656        386        869
    Total gas sold
    and transported        28,685     27,080     29,115
  Company use and
    losses                  1,182      1,187      1,264
  Total sendout            29,867     28,267     30,379
                         ========   ========   ========



                                    PAGE - 2

Gas Purchased, Produced and
  Transported (MMcf):
  Pipeline natural
    gas-contract           22,880     18,044     20,150
  Pipeline natural
    gas-spot purchases      3,533      7,936      7,374
  Pipeline natural
    gas-transportation        656        386        869
  Underground storage       1,697        879        594
  Liquefied natural gas     1,101      1,022      1,329
  Liquid propane and
   synthetic natural
   gas                          -          -         63
    Total                  29,867     28,267     30,379
                         ========   ========   ========
Average Annual Number Of Customers:
  Residential             145,793    143,771    143,114
  Commercial/
  Industrial               16,337     16,264     15,889
  Total Firm              162,130    160,035    159,003
  Interruptible &
    transportation            141        123        115
     Total                162,271    160,158    159,118
                         ========   ========   ========
Total number of customers
  at year-end             159,375    159,135    157,087
                         ========   ========   ========
Residential Heating:
  Average consumption per
    customer (Mcf)            117        116        112
  Average revenue per
    customer             $  1,068   $  1,008   $    870
  Average rate per
    Mcf                  $   9.10   $   8.68   $   7.80
  Average annual number
    of customers          114,461    112,497    111,176
  Maximum daily sendout
  (MMcf)                      206        185        174
Calendar degree days        5,977      5,718      5,502


1 Mcf is one thousand cubic feet; 1 MMcf is one million cubic feet.

Normal calendar degree days for fiscal year 1994 are 5,709; 1993, 1992 and 1991 are 5,811; 1990 and 1989 are 5,938.

                                    PAGE - 3
SELECTED FINANCIAL DATA - SUMMARY OF OPERATIONS
For the Years Ended September 30
(thousands, except per share amounts)
                            1991      1990      1989

Operating revenues        $169,086   $156,906 $143,640
Cost of gas sold           101,707     91,306   83,947
  Operating margin          67,379     65,600   59,693
  Other operating expenses,
  excluding taxes           47,015     41,545   39,701
  Taxes, other than
    income                  11,031     10,281    9,426
  Federal income taxes         440      1,709      968
  Total other operating
  expenses                  58,486     53,535   50,095
  Operating income           8,893     12,065    9,598
  Nonutility operations and other:
  Revenues                   4,877      7,496    7,400
  Operating costs            4,891      7,207    7,132
  Other income (loss)        1,576        332  (1,419)
                             1,562        621  (1,151)
 Income from continuing
  operations before
  interest expense          10,455     12,686    8,447
  Interest expense           7,764      7,721    6,686
Income from continuing
  operations after
  interest expense           2,691      4,965    1,761
Preferred dividends of
  subsidiary                  (280)        --       --
Income from continuing
  operations                 2,411     4,965     1,761
Loss from discontinued
  operations, net
  of tax                        --        --    (5,075)
Net income (loss)            2,411     4,965    (3,314)
Common dividends             6,057     5,916     5,761
Earnings reinvested in
  the corporation         $ (3,646) $   (951)  $(9,075)
                          ========  ========   =======
Weighted average common
  shares outstanding       4,337.9   4,235.8   4,127.1
                          ========   =======  ========
Amounts per common share:
 Continuing operations    $    .56  $   1.17  $    .43
Discontinued operation          --        --     (1.23)
 Net income (loss)        $    .56  $   1.17  $   (.80)
                          ========  =======   ========
  Common dividends        $   1.40  $   1.40  $   1.40
                          ========  ========  ========


                                    PAGE - 4

OTHER FINANCIAL DATA
SEPTEMBER 30
                           1991       1990      1989

Total assets            $189,422   $182,258  $170,782
  Gas plant--at
  original cost          199,216    189,952   172,302
  Gas plant--net of
  depreciation           139,741    135,331   124,644
  Capitalization:
  Common stockholders'
    equity                52,302     53,975    53,333
    Redeemable cumulative
    preferred stock        8,000         --      --
    Long-term debt        42,885     49,148    42,730
  Shares of common stock
  at year end              4,408      4,278     4,186
  Book value per share    $11.87   $  12.62    $12.74
                          ======   ========   =======

FINANCIAL AND OPERATING STATISTICS
For the Years Ended September 30

                           1991      1990       1989

Operating Revenues (thousands of dollars):
  Residential           $ 92,660   $105,418  $ 96,899
  Commercial/
  Industrial              57,153     43,120    39,246
    Total Firm           149,813    148,538   136,145
    Interruptible         17,681      6,569     5,566
    Transportation           735        833     1,182
  Other                      857        966       747
     Total operating
      revenues          $169,086   $156,906   $143,640
                        ========   ========   ========
Gas Sold and Transported (MMcf):
  Residential
                          11,534     14,452     13,948
  Commercial/
  Industrial               7,637      6,188      5,818
  Total Firm              19,171     20,640     19,766
  Interruptible            5,659      2,084      1,641
  Transportation           4,127      5,026      3,287
   Total gas sold
    and transported       28,957     27,750     24,694
  Company use and
    losses                 1,445        985        977
    Total sendout         30,402     28,735     25,671
                        ========   ========   ========


                                    PAGE - 5

Gas Purchased, Produced and
  Transported (MMcf):
  Pipeline natural
    gas-contract          21,051     15,060     16,451
   Pipeline natural
    gas-spot purchases     3,210      5,848      3,879
    Pipeline natural
    gas-transportation     4,127      5,026      3,287
    Underground storage    1,038      1,305        853
    Liquefied natural
      gas                    975      1,488        841
    Liquid propane and
   synthetic natural
   gas                         1          8        360
    Total                 30,402     28,735     25,671
                        ========   ========   ========

Average Annual Number Of Customers:
  Residential            143,207    139,718    135,274
  Commercial/
  Industrial              15,114     13,179     12,454
  Total Firm             158,321    152,897    147,728
    Interruptible &
    transportation            79         65         65
     Total               158,400    152,962    147,793
                        ========   ========   ========
Total number of customers
  at year-end            159,234    155,028    147,281
                        ========   ========   ========
Residential Heating:
  Average consumption per
    customer (Mcf)            97        128        128
    Average revenue per
    customer            $    766   $    920   $    880
    Average rate per
    Mcf                 $   7.91   $   7.21   $   6.86
    Average annual number
    of customers         110,997    106,984    102,178
  Maximum daily sendout
  (MMcf)                     172        163        165
  Calendar degree days     4,893      5,750      5,725

1 Mcf is one thousand cubic feet; 1 MMcf is one million cubic feet.

Normal calendar degree days for fiscal year 1994 are 5,709; 1993, 1992 and 1991 are 5,811; 1990 and 1989 are 5,938.

                                    PAGE - 6

CONSOLIDATED BALANCE SHEETS
September 30
(thousands of dollars)                                 1994          1993
ASSETS
Gas plant, at original cost (notes 1,3 and 6)       $239,830      $221,769
  Less--Accumulated depreciation and
        utility plant acquisition adjustments         80,733        72,436
                                                     159,097       149,333
Nonutility property, net                               2,033         2,118
Current assets:
  Cash and temporary cash
    investments (notes 1 and 7)                        1,145         1,455
  Accounts receivable, less allowance of
    $3,008 in 1994 and $2,404 in 1993                 17,892        17,238
  Unbilled revenues (note 1)2,8952,854
  Deferred gas costs (notes 1 and 6)                  15,819        16,453
  Inventories, at average cost-
    Liquefied natural gas, propane and under-
      ground storage                                  11,255        11,390
    Materials and supplies                             1,679         1,854
  Prepaid and refundable taxes (note 2)                4,030         7,170
  Prepayments                                          1,499           910
                                                      56,214        59,324

Deferred charges and other assets (notes 1 and 5)     15,967        13,775

    Total assets                                    $233,311      $224,550
                                                    ========      ========

CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statement)        $145,235       $143,531

Current liabilities:
  Notes payable (notes 4 and 7)                      27,700         23,800
  Current portion of long-term debt (note 3)          2,085            466
  Accounts payable (note 6)                          18,324         18,618
  Accrued taxes (note 2)                              6,224          7,560
  Accrued vacation                                    1,584          1,703
  Customer deposits                                   3,580          2,952
  Other (note 8)                                      3,136          3,408
                                                     62,633         58,507

Deferred credits and reserves:
  Accumulated deferred Federal income taxes (note 2) 15,506         14,018
  Unamortized investment tax credits (note 2)         2,851          3,010
  Other (note 5)                                      7,086          5,484
                                                     25,443         22,512
Commitments and contingencies (notes 6 and 8)

    Total capitalization and liabilities           $233,311       $224,550
                                                   ========       ========
The accompanying notes are an integral part of these consolidated financial statements.
                                    PAGE - 7
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30
(thousands of dollars)                          1994       1993      1992
Cash provided by -
  Operations:
  Income after interest expense              $  8,785    $  7,313  $  5,830
Items not requiring cash:
      Depreciation and amortization             9,759       9,301     8,833
  Deferred Federal income taxes                 1,235         544       347
  Amortization of investment tax credits         (159)       (157)     (178)
  Changes in assets and liabilities
        which provided (used) cash:
          Accounts receivable                    (654)     (2,491)   (3,427)
       Unbilled revenues                          (41)        510       145
      Deferred gas costs                        1,734      (9,853)    1,973
      Inventories                                 310      (4,032)    1,255
      Deferred capacity charges                    --       1,343     (846)
      Prepaid and refundable taxes              2,407         337     2,121
      Prepayments                                (589)        305     (165)
      Accounts payable                           (934)      1,592     2,993
      Accrued taxes                               (71)        151       162
       Refundable gas costs                        --     (1,795)     1,795
      Accrued vacation, customer deposits
            and other                             237        632       (533)
      Net cash provided by operations          22,019      3,700     20,305
  Investment Activities:
    Expenditures for property, plant
      and equipment                           (19,171)   (13,461)   (13,391)
    Proceeds from sale of assets
      (note 6)                                     --         --        704
Deferred charges and other                     (1,596)    (1,660)    (1,963)
      Total                                   (20,767)   (15,121)   (14,650)
Financing Activities:
    Issuance of common stock                    1,555     17,149      1,963
Issuance of mortgage bonds                     16,000     25,000         --
Payments on long-term debt                       (465)      (259)   (36,876)
 Increase (decrease) in notes payable          (12,100)   (24,610)   35,196
Cash dividends on preferred shares (note 3)      (696)      (696)      (696)
    Cash dividends on common shares            (5,856)    (4,889)    (4,908)
      Total                                    (1,562)    11,695     (5,321)
Increase (decrease) in cash and cash equivalents (310)       274        334
Cash and cash equivalents at beginning of year  1,455      1,181        847
Cash and cash equivalents at end of year     $  1,145   $  1,455   $  1,181
                                              ========   ========  ========
   Supplemental disclosure of cash flow information:
      Cash paid during year for-
        Interest (net of amount capitalized) $  6,091   $  6,999  $  6,788
   Income taxes (net of refunds)             $    856   $  2,307  $   (275)

 The accompanying notes are an integral part of these consolidated financial statements.
                                    PAGE - 8
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30


(thousands, except per share amounts)        1994       1993      1992

Operating revenues                        $222,778   $209,315  $190,341
Cost of gas sold                           135,104    126,314   111,568
  Operating margin                          87,674     83,001    78,773
Operating expenses:
  Other operation                           42,395     40,247    40,335
  Maintenance                                3,828      3,601     3,119
  Depreciation and amortization              9,615      9,073     8,668
  Taxes--
    State gross receipts                     6,326      5,752     4,888
    Local property and other                 6,214      6,845     6,609
    Federal income (note 2)                  4,460      3,554     2,774
Total operating expenses                    72,838     69,072    66,393

Operating income                            14,836     13,929    12,380

Nonutility operations and other (note 1):
  Revenues                                                 -        554
  Operating costs                                          -        573
  Other income, net                            196         37       306
                                               196         37       287
Income before interest expense              15,032     13,966    12,667

Interest expense:
  Long-term debt                             4,987      5,172     4,380
  Other                                      1,412      1,614     2,650
  Interest capitalized                        (152)      (133)     (193)
                                             6,247      6,653     6,837
Income after interest expense                8,785      7,313     5,830

Preferred dividends of subsidiary (note 3)    (696)      (696)     (696)

Net income                                $  8,089   $  6,617  $  5,134
                                          ========   ========  ========
Earnings per common share (note 10)       $   1.46   $   1.39  $   1.15
                                          ========   ========  ========
Weighted average common shares
  outstanding (note 10)                    5,534.1    4,761.8   4,478.4
                                          ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    PAGE - 9
CONSOLIDATED STATEMENTS OF CAPITALIZATION
September 30
(thousands)                                  1994       1993
Common stockholders' investment (notes 3 and 10):
  Common stock, $1 Par, Authorized--20,000
    shares, Outstanding--5,581 shares in 1994 and
    5,486 shares in 1993                   $  5,581  $  5,486
  Amount paid in excess of par               53,042    51,582
  Retained earnings                          18,533    16,300
                                             77,156    73,368

Cumulative preferred stock of subsidiary (notes 3 and 7):
  Redeemable 8.7% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of 1994 and 1993   8,000   8,000

Long-term debt (notes 3, 6, and 7):
  First Mortgage Bonds, secured by utility
  property--
    Series M, 10.25%, due July 31, 2008      10,000    10,000
    Series N, 9.63%, due May 30, 2020        10,000    10,000
    Series O, 8.46%, due September 30, 2022  12,500    12,500
    Series P, 8.09%, due September 30, 2022  12,500    12,500
    Series Q, 5.62%, due November 30, 2003   16,000    16,000
  Capital Leases                              1,164     1,629
                                             62,164    62,629
  Less-current portion                        2,085       466
                                             60,079    62,163

Total capitalization                       $145,235  $143,531
                                           ========  ========

The accompanying notes are an integral part of these consolidated financial statements.





                                    PAGE - 10
CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCKHOLDERS' INVESTMENT

For the Three Years Ended September 30

                                                           Amount
                                           Shares          Paid In
                                   Issued and Outstanding  Excess    Retained
(thousands)                            Number    Amount    of Par    Earnings

Balance, September 30, 1991             4,408  $  4,408  $  33,548   $ 14,346
Add (deduct):
  Net income                                -         -          -      5,134
  Cash dividends ($1.10 per share)          -         -          -     (4,908)
  Dividend reinvestment & cash
    stock purchase plan                   100       100      1,437         -
  Employee benefit plans                   26        26        402         -
  Preferred stock expenses                  -         -         (2)        -

Balance, September 30, 1992             4,534     4,534     35,385     14,572

Add (deduct):
  Net income                                -         -          -      6,617
  Cash dividends ($1.02 per share)          -         -          -     (4,889)
  Common stock offering                   850       850     14,493         -
  Dividend reinvestment and cash
    stock purchase plan                    83        83      1,417         -
  Employee benefit plans                   13        13        202         -
  Stock options                             6         6        101         -
  Preferred stock expenses                                     (16)

Balance, September 30, 1993             5,486     5,486     51,582     16,300
Add (deduct):
  Net income                                -         -          -      8,089
  Cash dividends ($1.06 per share)          -         -          -     (5,856)
  Dividend reinvestment & cash
    stock purchase plan                    87        87      1,399         -
  Employee benefit plans                    8         8        132         -
  Accrual for key employee stock
    compensation plan                       -         -        (71)        -

Balance, September 30, 1994             5,581  $  5,581  $  53,042   $ 18,533
                                     ========  ========  =========   ========
The accompanying notes are an integral part of these consolidated financial statements.



                                    PAGE - 11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

  Consolidation. The consolidated financial statements include the accounts of Providence Energy Corporation and its wholly-owned subsidiaries (the Company). Revenues from the natural gas distribution business are reflected in the accompanying consolidated statements of income to arrive at operating income. Revenues and expenses of nonutility operations include sales of appliances as well as appliance rental and are presented after operating income in the accompanying consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation.

  Regulation.  The Providence Gas Company (ProvGas) is subject to regulation
by the Rhode Island Public Utilities Commission (RIPUC).   The accounting
policies of ProvGas conform to generally accepted accounting principles as applied in the case of regulated public utilities and are in accordance with the regulators' accounting requirements and rate-making practices. North Attleboro Gas Company (North Attleboro) is subject to regulation by the Massachusetts Department of Public Utilities (MDPU).

  Operating Revenues. Operating revenues consist principally of gas sales. The gas companies record accrued utility revenues based on estimates of gas volumes consumed and not billed at the end of an accounting period in order to match revenues with related costs.

  Lease Accounting. The Company leases water heaters and other appliances to customers under finance leases. The Company recognizes the profits associated with these leases when the sale is made, after providing reserves for unearned income, doubtful accounts and warranty repairs.

  Gas Plant. Gas Plant is stated at the original cost of construction. In accordance with the uniform system of accounts prescribed by the RIPUC, the difference between the original cost of gas plant acquired and the cost to ProvGas is recorded as a Utility Plant Acquisition Adjustment and is amortized over periods ranging from 1-22 years.

  Depreciation. Depreciation is provided on the straight-line basis at rates designed to amortize the cost of depreciable plant over its estimated useful life. The composite depreciation rate expressed as a percentage of the average depreciable gas plant in service was approximately 3.75 percent for all years presented.

  The Company retires property units by charging original cost, cost of removal and salvage value to accumulated depreciation.

  Cost of Gas Adjustment.  The Company has Cost of Gas Adjustment clauses
(CGA) which allow for the adjustment of rates charged to customers in order to recover actual gas costs incurred, including demand and commodity charges. The CGA provides for reconciliation of total gas costs billed with


                                 PAGE - 12
the actual cost of gas recorded. Any excess or deficiency in amounts billed as compared to costs is deferred and either refunded to, or recovered from, the customers over a subsequent period.

  Allowance for funds used during construction. The Company capitalizes interest and an allowance for equity funds in accordance with established policies of the RIPUC and MDPU. The rates used are based on the actual cost of debt and the allowed equity return. Interest capitalized is shown as a reduction of interest expense and the equity allowance is included in other income.

Deferred charges and other assets. The Company defers and amortizes certain costs in a manner consistent with authorized or probable rate making treatment.
Deferred financing costs are amortized over the life of the security while the remaining deferred charges and other assets are amortized over a recovery period specified by the respective Commissions.

Deferred charges include:

                                        1994             1993

Cost of fuel assistance program      $  1,832         $  1,812
Restructuring program                   1,600                -
Pension costs                           5,890            5,153
Deferred costs related to
  phase-in plan                           649              573
Unamortized debt expense                2,422            2,451
Post-retirement benefits                  708                -
Pipeline interconnection costs            921            1,140
Other deferred charges                  1,945            2,646
   TOTAL                             $ 15,967         $ 13,775
                                     ========         ========

  Temporary Cash Investments. Temporary cash investments are short-term, highly liquid investments with a maturity to the Company of not more than 90 days.

  Reclassifications. Certain prior year consolidated income statement and cash flow amounts have been reclassified for consistent presentation with the current year.

2.FEDERAL INCOME TAXES

In 1994, the Company adopted Statement of Financial Accounting Standards No. 109, (SFAS No. 109), Accounting for Income Taxes, which requires an asset and a liability approach to accounting for income taxes. Under the provisions of SFAS No. 109, deferred taxes are provided for all temporary differences. The prior year financial statements have not been restated.

When implementing SFAS No. 109, the Company reduced deferred taxes that were previously provided at rates higher than the current tax rate. Additional

                                 PAGE - 13
deferred taxes and prepaid taxes were also provided for certain temporary differences previously not provided. These adjustments to deferred taxes will be returned to or collected from customers in the future. Accordingly, the Company has recorded a net regulatory liability corresponding to the tax adjustments. The implementation of SFAS No. 109 has had no impact on the Company's results of operations or cash flows.

The following is a summary of the provision for federal income taxes for the three years in the period ended September 30:

(thousands of dollars)          1994      1993      1992
Current                      $ 3,211   $ 2,487   $ 2,374
Deferred                       1,235     1,113       347
Total Federal income tax
 provision                   $ 4,446   $ 3,600   $ 2,721
                             =======   =======    ======

Income tax is charged (credited)
to the following for each of the three years ended September 30:

Charged to operating
expenses                     $ 4,460   $ 3,554   $ 2,774
Included in nonutility
operating expenses                 -         -        50
Included in other income
(loss), net                      (14)       46      (103)
Total Federal income tax
provision                    $ 4,446   $ 3,600   $ 2,721
                             =======   =======   =======

The effective Federal income tax rates and the reasons for their differences from the statutory Federal income tax rates are as follows:

                               1994       1993        1992
Statutory Federal income tax
 rates                         34.0%      34.0%       34.0%
Effect of change of
  Statutory Rate to
   35% for 1994                  .3          -           -
Reversing timing differences    (.3)       (.7)        (.9)
Impact of equity allowance-
 AFUDC                            -        (.2)        (.5)
Amortization of investment
  tax credits                   (.4)       (.5)        (.7)
Other                            .1         .3         (.1)
                               33.6%      32.9%       31.8%
                               ====       ====        ====





                                 PAGE - 14

     The Company's deferred tax assets and liabilities as of September 30, 1994 are the result of the following temporary differences:
     Long-term deferred taxes                          (thousands of
dollars)
     Tax assets
       Unamortized ITC                                    $    961
       Regulatory liability                                    326
       Other                                                 1,250

     Tax liabilities
       Property related                                    (15,676)
       Pension costs                                          (648)
       Deferred charges                                     (1,688)
       Other                                                   (31)

       Net deferred tax liability included in
       accompanying consolidated balance sheet            $(15,506)
                                                         ==========
     Pre-paid taxes
     Tax assets
       Accounts receivable reserves                       $    913
       Property tax reserves                                   985
       Alternative minimum tax                                 138
     Tax liabilities
       Employee severance                                     (409)
       Other                                                   (86)
     Net prepaid taxes                                       2,816
     Prepaid gross receipts tax and other                    1,214
     Net prepaid and refundable taxes included in
       accompanying                                       $  4,030
                                                          ========

     During 1994, the Company received permission from the Internal Revenue Service to change its tax year to a fiscal year ended September 30. Previously, the Company was a calendar year tax payer.


     Investment tax credits are amortized through credits to other income over the estimated lives of related property.


3.  CAPITALIZATION

A.  Long-term Debt

In November 1993, the Company issued $16 million, of First Mortgage Bonds. These First Mortgage Bonds, Series Q, will mature in 2003. The net proceeds provided by this indebtedness were used to pay down the Company's short-term debt. The accompanying consolidated financial statements and related disclosures have been prepared as if this debt was issued and the notes payable retired as of September 30, 1993.


                                 PAGE - 15
The Company's ability to pay dividends is largely dependent on receipt of dividends from its principal subsidiary, ProvGas. Approximately $12,713,000 of ProvGas' retained earnings were available for dividends under the terms of the most restrictive ProvGas First Mortgage Bond indenture.

The Company's First Mortgage Bonds are secured by a lien on both tangible and real property.

As of September 30, 1994, the annual sinking fund requirements and current maturities of long-term debt and capital leases for the next five fiscal years are $2,085,500 in 1995, $1,969,300 in 1996, $1,875,200 in 1997,
$2,542,600 in 1998, and $2,509,000 in 1999.

B. Preferred Stock

ProvGas' preferred stock, which consists of 80,000 shares of $100 par value, has an 8.7% cumulative annual dividend rate payable on a quarterly basis, and has no voting power or privileges. The stock is subject to a cumulative annual sinking fund requirement of 16,000 shares per year at par ($1,600,000) plus accrued or unpaid dividends commencing at the end of 1997.

4.NOTES PAYABLE

The Company meets seasonal cash requirements and finances its construction program on an interim basis through short-term bank borrowings. As of September 30, 1994, the Company had lines of credit totaling $63,000,000 ($48,500,000 committed) with borrowings outstanding of $27,700,000.

The Company pays a fee for its committed lines of credit rather than maintaining compensating balances.

5.EMPLOYEE BENEFITS

A.  Retirement Plans

The Company has two pension plans providing retirement benefits for substantially all of its employees. The benefits under the plans are based on years of service and the employee's final average compensation during a short period prior to retirement. It is the Company's policy to fund the plan as required by the Employee Retirement Income Security Act.

The following table sets forth the funded status of the pension plans and amounts recognized in the Company's consolidated balance sheets at September 30, 1994 and 1993 (in thousands):

                                                   1994        1993
Accumulated benefit obligation, including
  vested benefits of $35,850 as of September
  30, 1994 and $35,019 as of September 30,
  1993                                           $(37,233)  $(36,230)
                                                 ========   ========


                                 PAGE - 16
Projected benefit obligation for service
  rendered to date                               $(49,867)  $(47,962)
Plan assets at fair value (primarily listed
  stocks, corporate bonds and U.S. bonds)          50,897     54,991
Projected benefit obligation less than
  plan assets                                       1,030      7,029
Unrecognized net (gain)                            (5,413)   (11,087)
Prior service cost not yet recognized in
  net periodic pension cost                         1,304      1,178
Unrecognized net assets at October 1, 1985
  being recognized over 15 years                     (817)      (953)
Net accrued pension cost included in other
  deferred credits at September 30, 1994
  and 1993                                       $ (3,896)  $ (3,833)
                                                  ========  ========

Net pension cost for fiscal years 1994, 1993 and 1992 included the following components:
                                           1994       1993       1992

Service cost-benefits earned during the
  period                                 $ 1,589   $ 1,502    $ 1,243
Interest cost on projected benefit
  obligation                               3,814     3,673      3,342
Return on plan assets                        995    (8,890)    (5,246)
Net amortization and deferral             (6,229)    4,453        997
Retirement incentive plan, net                 -         -      4,762
Net periodic pension cost                    169       738      5,098
Adjustments due to regulatory
  action                                    (131)     (655)    (4,998)
Net periodic pension cost recognized     $    38   $    83    $   100
                                         =======   =======    =======

The discount rate and rate of increase in future compensation levels used for all years presented in determining the projected benefit obligation were 8 percent and 6 percent, respectively. The expected long-term rate of return on assets was 9 percent.

     ProvGas recovers pension costs in rates when such costs are funded. Therefore, the amount by which funding differs from pension expense, determined in accordance with generally accepted accounting principles, is deferred and recorded as a regulatory asset or liability.


B. Post-retirement Benefits Other Than Pensions

The Company currently offers retirees who have attained age 55 and worked 5 years for the Company healthcare and life insurance benefits during retirement ("the Plan"). These benefits are similar to the benefits offered to active employees. Although retirees are not required to make contributions to the plan currently, future contributions may be required if the cost of the plan exceeds certain limits.

                                 PAGE - 17
On October 1, 1993, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions (SFAS No. 106). SFAS No. 106 requires that these benefits be accrued over the service life of covered employees. Prior to the adoption of SFAS No. 106, the Company accounted for these costs when paid. These costs were $604,000 in 1993 and $519,000 in 1992.

Upon adoption of SFAS No. 106, the Company calculated an unrecognized transition obligation of $10,526,000, which the Company plans to recognize over a 20-year amortization period.

In 1994, the Company funded its total 1994 SFAS No. 106 expense of approximately $1,566,000 to a Voluntary Employee Benefit Association (VEBA) Trust. The assets in the VEBA Trust, available to pay future plan benefits, are invested in cash equivalents at September 30, 1994.

The Company recovers its SFAS No. 106 costs in rates to the extent allowed by the RIPUC. The RIPUC generally allows such costs to be recovered if amounts are funded into tax favored investment funds, such as the VEBA Trust. Accordingly, the Company will fully recover its 1994 SFAS No. 106 expense of $1,566,000 because such amounts were funded into the VEBA Trust. Of the total SFAS No. 106 costs, $855,000 were recovered in rates during 1994, while the remaining $711,000 has been deferred and will be recovered in future years.

The Plan's costs and accumulated post-retirement benefit obligation for 1994 are calculated by the Company's actuaries using assumptions and estimates which include:

                                              Percent
Healthcare cost annual growth
   rate                                        12.6
Healthcare cost annual growth
   rate - long-term                             6.0
Expected long-term rate of return (union)       5.5
Expected long-term rate of return (non-union)   8.5
Discount rate                                   8.0

The healthcare cost annual growth rate significantly impacts the estimated Plan obligation and annual expense. For example, a 1% change in the above rates would change the obligation by $853,000 and would change the annual expense by $90,000.

The obligations and assets of the Plan at September 30, 1994 are:








                                 PAGE - 18
Accumulated post-retirement
  benefit obligation:

  Current retirees                                $ (6,518,300)
  Active employees-eligible for
    benefits                                          (795,100)
  Active employees                                  (3,618,700)
  Total post-retirement benefit
   obligation                                      (10,932,100)
  Plan assets at fair value                            856,400
  Unfunded post-retirement benefit
   obligation                                      (10,075,700)
  Unrecognized transition obligation                 9,999,900
  Unrecognized net (gain) or loss                       75,800
  Accrued post-retirement
   benefit obligation included
   in the Company's consolidated balance sheet    $     --
                                                  ============

The Company's actuarial determined Plan costs for 1994 include:

Service cost                        $  238,400
Interest cost                          834,500
Actual return on plan assets           (36,600)
Amortization and deferral              529,700
Total annual plan costs             $1,566,000
                                    ==========


C.  Supplemental Retirement Plans

The Company provides certain supplemental retirement plans for key employees. The projected benefit obligation is approximately $2 million which is being accrued over the service period of these key employees. The supplemental retirement plans are unfunded. The Company expensed $44,000 and $39,000 related to these benefits in 1994 and 1993, respectively.

During 1992, the Company implemented a Retirement Incentive Plan (the Plan) along with other personnel reductions designed to reduce the Company's total annual payroll and related costs by approximately $3.5 million. Each of the employees that elected the Plan received an early retirement incentive payment and an increased pension plan benefit in addition to their normal retirement benefits. The early retirement incentive payment of $900,000 was expensed during 1992. Consistent with regulatory treatment, pension costs are reflected in the consolidated financial statements based upon pension contributions. The impact of the increased pension plan benefits of approximately $4.8 million will be expensed in future years to the extent additional pension contributions may be required.





                                 PAGE - 19
D. Stock Plan

During 1993, the Board of Directors, with subsequent approval of the Company's common shareholders, adopted the Providence Energy Corporation Performance and Equity Incentive Plan (the Plan). The Plan provides that up to 225,000 shares of common stock may be granted to key employees, including employees of ProvGas, at no cost to the employees. Key employees, who received common shares, are entitled to receive dividends, but assumption of full beneficial ownership is contingent upon future service of the employee. The Plan also provides for cash bonuses to key employees.

The executive compensation incentive awards totaled approximately $240,000 and $260,000 for 1994 and 1993, respectively. Amounts paid in cash are charged to expense when earned, however, amounts paid in restricted stock are deferred and amortized to expense over a five-year period.

Of the $260,000 1993 award, $177,000 was paid in cash during 1994. The Company estimates $150,000 of the 1994 award will be paid in cash during 1995 and that amount has been expensed in 1994. Shares, totaling 4,902, were purchased by the Company and issued to key employees during 1994.

6.COMMITMENTS AND CONTINGENCIES

A. Legal Proceedings

The Company is involved in legal and administrative proceedings in the normal course of business, including certain proceedings involving material amounts in which claims have been or may be made. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the legal proceedings to which it is or can at the present time be reasonably expected to be a party, will not have a materially adverse effect on the Company's results of operations or financial conditions.

B. Leases

ProvGas has a capital lease with Algonquin Gas Transmission Company (Algonquin) for storage space in a liquefied natural gas (LNG) tank. The capital lease arrangement also provides that Algonquin lease from ProvGas, for a corresponding term at an annual amount of $150,000, the land on which the tank is situated.

The gross amounts related to this capital lease are summarized below:

(thousands of dollars)                1994         1993
     Gas plant                       $6,116      $ 6,116
     Accumulated depreciation         5,256        4,981
                                     $  860       $1,135
                                     ======       ======




                                 PAGE - 20
The Company also has lease agreements for various facilities and computer equipment. The total annual rental costs, including the LNG storage costs described above, were approximately $2,319,000 in 1994, $2,168,000 in 1993, and $2,075,000 in 1992. The aggregate commitments for existing leases are as follows:
                                      LNG       Computer
(thousands of dollars)               Storage    & Other     Total
1995                               $  320     $1,134     $1,454
1996                                  155        770        925
1997                                  134        352        486
1998                                  136        122        258
1999                                  136         50        186
2000-2004                             565          4        569
                                   $1,446     $2,432     $3,878
                                   ======     ======     ======

C.Gas Supply Restructuring

 Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders) have significantly changed the structure and types of services covered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Company has successfully negotiated new transportation pipeline and gas storage contracts.

At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts is designed to be market responsive, is diversified with respect to contract lengths, source location and other contract terms. On a periodic basis, the Company reviews all of its contracts to ensure a diverse, secure, flexible and economical supply portfolio is maintained.

To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers including the Company. Based upon current information, the Company anticipates its transition costs to total between $16 million and $19 million of which $8.3 million has been included in the CGA and is currently being collected from customers. The remaining minimum obligation of the $7.7 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.

The Company's ultimate liability may differ from the above estimates based on FERC settlements with the Company's pipeline transportation suppliers. FERC has approved settlements with two of its pipelines, which account for the bulk of its transition costs. Negotiations are continuing on the two additional pipelines, but recent developments have considerably reduced the uncertainty previously disclosed. As a result, the Company has decreased the range for potential transition costs accordingly.



                                 PAGE - 21
D.Environmental

Federal, state and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and in scope within recent years. The Company cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Company continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following paragraph, the Company believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, relating to the items mentioned below, the Company anticipates recovery from third parties or through rates.

     The Company is aware of four sites at which it may incur future costs for environmental investigation and clean-up. Based on current available information, however, the amount of costs, if any, related to these sites will not be material to the operations of the Company or its financial position.

     Management anticipates requesting rate relief for all costs related to the environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's results of operations and financial condition.

E.Fuel Assistance Program

The Company participates in the State of Rhode Island's Fuel Assistance Program, the Percentage of Income Payment Plan (PIPP). As a result, ProvGas has agreed to accept partial payment on certain customer accounts from various state agencies. As of September 30, 1994, $2.3 million was due from the State of Rhode Island related to gas consumed by customers over the last three years.

F.  Lease Receivables

In prior years, the Company sold to a financial institution lease receivables of hot water heaters and conversion burners installed at customer's homes or businesses. These receivables were sold with recourse limited to default by the lessee. In the event of default, the Company would recognize as a loss the excess of the receivable balance, net of established reserves for such default over the value of the equipment. The balance of these receivables as of September 30, 1994 is approximately $1,418,000.

     The Company is also liable to the extent of default for mortgage receivables totaling $560,000 million relating to a time-share project which was discontinued in 1989.





                                 PAGE - 22
7.Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value disclosures for the following financial instruments:

Cash, cash equivalents and short-term debt

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Long-term debt and preferred stock

The fair value of long-term debt and preferred stock is estimated based on currently quoted market prices for similar types of issues.

The carrying amounts and estimated fair values of the Company's financial instruments at September 30 are as follows:


                                              1994

                                     Carrying           Fair
                                      Amount            Value

Cash and cash equivalents             $ 1,145          $ 1,145
Short-term debt                        27,700           27,700
Long-term debt                         62,164           63,401
Preferred stock                         8,000            8,000


                                              1993

                                     Carrying           Fair
                                      Amount            Value

Cash and cash equivalents             $ 1,455          $ 1,455
Short-term debt*                       23,800           23,800
Long-term debt*                        62,629           53,179
Preferred stock                         8,000            7,143

*Adjusted for the issuance of $16,000,000 in First Mortgage Bonds, Series Q.

Anticipated regulatory treatment for the difference between the carrying amount and the fair value of the Company's preferred stock and long-term debt, if they were settled at amounts reflected above, would be recovered in the Company's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on the Company's financial position or results of operations.




                                 PAGE - 23

8.Restructuring

In June 1994, the Company, following a six-month study of its major processes, realigned its personnel to meet the existing and future challenges associated with an increasingly competitive energy market place. The intent of the restructuring was to significantly improve the Company's customer services, lower operating costs and increase operating efficiencies. Approximately 30 people were separated from the Company, while approximately 18 new employees will be hired throughout the upcoming year to fill newly defined positions. The employees eventually hired for these new positions will bring skill, expertise and experiences to the Company not previously available within its workforce.

The direct cost of this realignment is estimated to be about $1 million, net of tax. A significant portion of this $1 million is severance pay and related benefits for personnel who were separated during 1994. The Company anticipates paying all amounts accrued within the next six months. The Company has discussed the reorganization with the RIPUC and based on prior RIPUC allowance of similar costs, the Company has deferred these costs in anticipation of recovery in its next rate case.

9.Rate Changes

A.ProvGas rate increase

In October 1993, ProvGas received approval from the RIPUC to implement a new rate design, effective November 14, 1993, that will help promote economic development and reduce the Company's earnings sensitivity to weather. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. The RIPUC also allowed ProvGas an 11.2% return on equity.

B.North Attleboro Gas Rate Increase

In October 1991, the MDPU released its settlement order in regards to a rate request which included a qualified phase-in plan. Due to the magnitude of the rate request, the MDPU ordered North Attleboro Gas Company to phase-in a 32% increase over five years as follows:

                                                       Estimated
                                  Estimated            Percentage
                                  Additional           Increase in
                                    Annual             Rate Base
            Date Effective         Revenues            Revenues

          November 1, 1991        $188,096                 8.13
          November 1, 1992         203,042                 8.12
          November 1, 1993         200,967                 7.43
          November 1, 1994         141,137                 4.86
          November 1, 1995          94,445                 3.10



                                 PAGE - 24
The rate settlement further required North Attleboro to classify $545,000 of gas plant as plant held for future use for rate case purposes. This plant will be included in future rates if North Attleboro meets certain growth requirements by the year 2000. North Attleboro capitalized AFUDC and other costs of approximately $198,000 in 1994, $239,000 in 1993 and $330,000 in
1992 related to the gas plant not yet phased into North Attleboro's rates under the plan. North Attleboro amortized $114,000 in 1994 and $4,000 in 1993 of amounts previously deferred.

10.Stock Rates and Options

   Currently, one common stock purchase Right is attached to each outstanding share of common stock. Each Right entitles the holder to purchase one share of common stock at a price of $110.00 per share, subject to adjustment. In the event that certain transactions as defined in the Rights Agreement occur, each Right will become exercisable for that number of shares of common stock of the acquiring company (or of the Company in certain circumstances) which at the time of the transaction has a market value of two times the exercise price. These Rights expire on August 17, 1998 and may be redeemed by a two-thirds vote of the Directors at a redemption price of $.01 per Right. Due to the anti-dilutive characteristics of these Rights, there is no assumed impact on earnings per share.
   The Company offers two stock option plans for officers, directors and key employees covering 250,000 shares of the Company's common stock. Options under the plans are granted at 100% of fair market value at the date of grant. The options expire ten years from the date of grant and in the case of options granted to the directors, the options become exercisable after the first anniversary of the date of such grant.

   Under the stock option plans, stock appreciation rights may be granted in conjunction with all or part of any stock option grants to employees. Such rights offer optionees the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash, stock or a combination of cash and stock equivalents to the difference between the option price and the fair market value of the share.

   Stock option data are summarized as follows for the years ended September 30, 1994, 1993 and 1992:


                                    Number of Shares
Outstanding, September 30, 1991           35,690

Granted at $17.125 per share               7,193
Granted at $16.875                        14,000
Granted at $13.875                         3,000
Exercised                                     --
Terminated                                    --
Surrendered                                   --
Outstanding, September 30, 1992           59,883



                                 PAGE - 25
Granted at $16.375 per share               8,017
Exercised                                 (6,803)
Terminated                                (3,658)
Surrendered                                   --
Outstanding, September 30, 1993           57,439

Granted at $19.000 per share               7,117
Exercised                                     --
Terminated                                (8,495)
Surrendered                                   --
Outstanding, September 30, 1994           56,061
                                          ======

11.Unaudited Quarterly Financial Information

   The following is unaudited quarterly financial information for the two years ended September 30, 1994 and 1993. Quarterly variations between periods are caused primarily by the seasonal nature of gas sales and the availability of gas. It is important to note that the new rate structure and a new method to account for gas costs means that quarterly earnings in 1994 are not comparable to prior years.

(thousands, except
per share amounts)
                                         Quarter Ended
                          Dec. 31    Mar. 31     June 30     Sept. 30
Fiscal 1994
Operating revenues        $62,957    $83,570     $42,492     $33,759
Operating income            5,106      8,075         516       1,139
Net income (loss)           3,714      6,509      (1,182)       (952)
Net income (loss)
  per share*                  .68       1.18        (.21)       (.17)
Fiscal 1993
Operating revenues        $61,435    $76,410     $38,277     $33,193
Operating income (loss)     5,938     10,821        (621)     (2,209)
Net income (loss)           4,119      8,828      (2,394)     (3,936)
Net income (loss)
  per share*                  .91       1.93        (.52)       (.74)

* Calculated on the basis of weighted average shares outstanding during the quarter.








                                 PAGE - 26
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary

     The Company's current operating revenues, operating margin and net income have increased over the comparable periods presented, as shown in the table below:

                                  (000's)

                      1994        1993      Change     %Change

Operating revenues  $222,778    $209,315   $13,463        6.4
Operating margin      87,674      83,001     4,673        5.6
Net income             8,089       6,617     1,472       22.2


RESULTS OF OPERATIONS - 1994 VS 1993

     On October 14, 1993, the Rhode Island Public Utilities Commission (RIPUC) approved ProvGas' request to adopt a new rate design, including a declining block rate structure, seasonal gas costs accounting and higher customer charges, effective November 14, 1993. The declining block rate structure allows ProvGas to recover more fixed costs through rates immediately when a customer begins using natural gas. Also, the new block rate structure will help balance customer bills during the year and will help protect ProvGas and its customers during periods of extreme weather conditions. This new block structure should result in a stabilization of earnings from year to year. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award included an allowed return on equity of 11.2%. In 1994, for accounting and gas cost recovery purposes, ProvGas recorded the embedded cost of gas using seasonal gas cost factors of $4.26 per thousand cubic feet (Mcf) during November '93 through April '94 and $2.77 per Mcf during May '94 through September '94. The ultimate effect of the seasonal gas cost accounting will be that quarterly operating margin will decrease in the winter months and increase
in the summer months when compared to the previous method.   Assuming normal
weather, annual earnings should not be affected by this change.

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



                                 PAGE - 27
     For the first time in twelve years, the Company experienced a colder-than-normal heating season as it relates to normal temperatures utilized in the last rate case. During 1994, temperatures averaged 4.7 percent colder-than-normal. In addition, 1994 weather was also 4.5 percent colder than 1993, thereby increasing operating margin by approximately $700,000.

     The net increase in the average annual number of customers during 1994 over 1993 was approximately 2,100 or 1.3 percent. The modest increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to the stagnant economy.

     As a result of the colder temperatures experienced during 1994, residential sales, which provide the Registrant with its greatest source of sales, increased 339 million cubic feet (MMcf) or 2.5 percent over 1993. Also affecting the increase was the modest increase in number of customers.

     Non-firm sales volumes increased approximately 1,000 MMcf or 28 percent reflecting an increase in sales to other natural gas utilities. Offsetting the above was a small decrease in off-system cogeneration sales (approx. 300
MMcf) due to the expiration of a short-term contract with a cogeneration customer located outside the Company's service territory. Both of these items, however, did not have a material impact on the Company's operating margin or results of operations because the RIPUC limits the amount of margin ProvGas can retain. Any margin earned, which is greater than or less than the RIPUC limits, is returned to or collected from customers through the Cost of Gas Adjustment Clause (CGA).

     Overall, other operation and maintenance expenses have increased approximately $2.4 million or 5.4 percent during 1994 as compared to 1993. The increase was the result of a higher uncollectible revenues provision, normal wage increases granted due to negotiated union contract terms, employee merit raises and expected "one-time" legal and related expenses associated with compliance with Order 636. Additionally, the Company implemented a new accounting standard for accounting for post-retirement healthcare benefits which increased the annual expense by $167,000. This increase was fully recovered in rates. See Footnote 5 of the accompanying consolidated financial statements for more information. Furthermore, maintenance expenses increased, reflecting a higher level of service and system repair work, caused primarily by the colder-than-normal weather experienced during the peak heating season.

     Offsetting the increases was a restructuring initiative that occurred at ProvGas in June 1994. The intent of the restructuring was to significantly improve the Company's customer services, lower operating expenses and increase operating efficiencies. The Company, during 1994, realized approximately $200,000 in savings as a result of the restructuring. For more information on the restructuring, see Footnote 8 to the accompanying consolidated financial statements.




                                 PAGE - 28
   Taxes have increased approximately $850,000 or 5.3 percent during the latest year. The increase in taxes, mainly Federal income and state gross receipts, were the result of higher pretax income and higher operating revenues, respectively. Offsetting the above increase was a decrease in property taxes resulting from an aggressive program over the past several years to work with the local cities and towns to reduce the assessment on which ProvGas pays taxes.

  During 1994, the Company adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires an asset and liability approach to account for income taxes. There were significant adjustments incorporated into the consolidated balance sheet. However, there was no income statement impact as a result of the adoption of SFAS No. 109. For a more detailed explanation, see Footnote 2 to the accompanying consolidated financial statements.

    Interest expenses for 1994 decreased approximately $400,000 or 6.1 percent as compared to 1993. A small increase in short-term interest rates offset by a decline in weighted average borrowings caused a decrease in short-term interest expense. Long-term interest expense decreased as a result of the refinancing of higher cost debt and sinking fund payments. RESULTS OF OPERATIONS - 1993 VS 1992

     During 1993, the Company experienced a 1.6 percent warmer-than-normal heating season. However, 1993 weather averaged four percent colder than 1992, thereby increasing operating margin by $1.1 million or 23 cents per common share, net of tax.

     The net increase in the average annual number of customers during 1993 over 1992 was approximately 1,000 or .7 percent. Although the actual increase for new customers exceeded one percent, this was offset by a greater than normal number of shut-offs for non-payment and housing vacancies.

     As a result of colder temperatures during 1993, residential sales volumes increased approximately 700 MMcf or 4.7 percent over 1992. Non-firm sales volumes decreased approximately 2,700 MMcf or 40.7 percent as a result of the expiration of a short-term contract in November 1992 with a cogeneration customer located outside the Company's service territory. This decrease in non-firm sales had no material impact of the Company's financial position or results of operations due to ProvGas' 1992 non-firm margin sharing agreement.

     Other operation and maintenance expenses have increased approximately $400,000 or less than one percent during 1993. The modest increase was due to normal wage increases and maintenance expenses due to more emphasis on service and system repair work. Offsetting the increase in the above expenses was the implementation of a work force reduction initiative in 1992. This initiative decreased the Company's total payroll and related costs by approximately $1 million during 1993 as compared to 1992.



                                 PAGE - 29
     Taxes increased by approximately $1.9 million or 13.2 percent during 1993 as compared to 1992. The increase in taxes was mainly the result of higher pretax income and higher operating revenues.

     Interest expense for 1993 decreased by approximately $200,000 or 2.7 percent over 1992. The decline in short-term interest rates, coupled with a decrease in weighted average short-term borrowings, led to the decrease in short-term interest expense. Offsetting the decrease in short-term interest was an increase in long-term interest expense due to the issuance of First Mortgage Bonds, Series O & P totaling $25 million. This issuance was used to call higher cost debt and led to interest savings in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     During 1994, the Company experienced a sharp increase in its net cash provided by operations. Increases in income after interest expense and increases in non-cash expenses, including deferred taxes and depreciation, collection of gas costs from the undercollection that existed in 1993 provided the major reason for the increase in net cash provided by operations.

     On October 3, 1991, the Massachusetts Department of Public Utilities
(MDPU) approved a settlement order reached between the Massachusetts Attorney General's Office and North Attleboro Gas Company regarding a rate request filed by North Attleboro Gas. Due to the magnitude of the rate award (32 percent), the MDPU ordered North Attleboro Gas to phase-in the rate award over a five-year period effective November 1, 1991. As a result, North Attleboro Gas phased-in an annual revenue increase of $201,000 on November 1, 1993. Future increases will phase-in each November 1 through the year 1995.

     In November 1993, ProvGas received proceeds of $16 million related to an issuance of First Mortgage Bonds, Series Q (5.62%). The net proceeds received from the issuance were used to pay down short-term debt. Short-term debt was used earlier to call long-term debt bearing a high interest rate. The previous issuances called were First Mortgage Bonds, Series L (8.85%) and the Series II Senior Debentures (8.50%). This issuance will generate annual savings of approximately $300,000, net of tax.

     In late June 1993, the Company priced its public offering of 850,000 shares of common stock at $19 per common share. The net proceeds of $15.3 million, along with an additional $1.1 million, totaling $16.4 million, were contributed as capital to ProvGas. ProvGas used the equity for repayment of short-term debt incurred to finance ProvGas' capital expenditures.

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


                                 PAGE - 30
     The Company meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. As of September 30, 1994, the Company had lines of credit totaling $63,000,000 ($48,500,000 committed) with borrowings outstanding of $27,700,000.

     In April 1994, the Company increased its quarterly dividend rate from 26 cents per share of common stock to 27 cents per share of common stock. This action was taken due to the continued financial improvement of the Company and to provide current shareholders a fair and reasonable return. The Company has continued to pay dividends for 145 consecutive years, an American Stock Exchange record and the longest among all natural gas distribution companies.

     The Company's ability to pay dividends is largely dependent upon receipt of dividends from ProvGas. Approximately $12.7 million of ProvGas' retained earnings were available for dividends at the end of 1994 under the terms of the most restrictive ProvGas First Mortgage Bond indenture.

     The Company continued to offer a dividend reinvestment plan for its current shareholders. During 1994, 40 percent of the Company's shareholders participated in the plan, with $1.3 million or 22 percent of declared dividends reinvested in new shares rather than paid in cash.

     Capital expenditures for the latest year were $19.2 million as compared to $13.5 million in 1993. The increase in capital expenditures was for new and replacement mains, services, meters and electronic meter reading equipment. Anticipated capital expenditures for the next three years are expected to total between approximately $45 million to $55 million. These expenditures will be for construction and upgrading of gas systems and improved technology systems.


COMMON STOCK INFORMATION

                                                     Dividend
   Quarter Ended              High        Low       Per Share

September 30, 1994          $17 1/2    $15 1/8        $.27
June 30, 1994                17         14 5/8         .27
March 31, 1994               19 1/8     16 3/8         .26
December 31, 1993            20 1/2     17 7/8         .26

September 30, 1993           21 1/4     18 3/4         .26
June 30, 1993                19 1/4     17 1/2         .26
March 31, 1993               19 1/2     16             .25
December 31, 1992            16 5/8     15 1/8         .25







                                 PAGE - 31