Form 10-Q
period 1994-12-31
PROVIDENCE ENERGY CORP
filed 1995-02-09
CIK 319651

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1994


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

      Common stock, $1.00 par value, 5,602,156 shares outstanding at
      February 9, 1995.

                          PROVIDENCE ENERGY CORPORATION

                                    FORM 10-Q

                                DECEMBER 31, 1994



PART I:          FINANCIAL INFORMATION
PAGE

Item 1 -         Financial Statements

                 Consolidated Statements of Income for the three and twelve months ended
                 December 31, 1994 and 1993
I-1

                 Consolidated Balance Sheets as of
                 December 31, 1994, December 31, 1993 and
                 September 30, 1994
I-2

                 Consolidated Statements of Cash Flow for the three months ended December 31, 1994 and 1993
I-3

                 Consolidated Statements of Capitalization as of December 31, 1994, December 31, 1993 and
                 September 30, 1994
I-4

                 Notes to Consolidated Financial Statements
I-5

Item 2 -         Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations
I-7
PART II:         OTHER INFORMATION

Item 6 -         Exhibits and Reports on Form 8-K
II-1

                 Signature
II-2










                               PAGE i

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE PERIODS ENDED DECEMBER 31
                                   (Unaudited)

                                     THREE MONTHS          TWELVE MONTHS
                                     1994    1993          1994    1993
                                     (thousands, except per share amounts)

Operating revenues                $ 49,302   $ 62,957   $209,123 $210,839
Cost of gas sold                    26,126     38,774    122,456  127,657
  Operating margin                  23,176     24,183     86,667   83,182

Operating expenses:
  Other operation                   10,019     10,530     41,884   41,200
  Maintenance                          882        784      3,926   3,586
  Depreciation and amortization      2,600      2,381      9,834   9,168
  Taxes -
    State gross receipts             1,293      1,863      5,756    6,091
    Local property and other         1,635      1,618      6,231    6,794
    Federal income                   1,725      1,901      4,284    3,382
Total operating expenses            18,154     19,077     71,915   70,221

Operating income                     5,022      5,106     14,752   12,961

Other income, net                      159        185        170      415

Income before interest expense       5,181      5,291     14,922   13,376
Interest expense:
  Long-term debt                     1,283      1,119      5,151    5,171
  Other                                451        318      1,545    1,425
  Interest capitalized                 (34)       (34)      (152)    (128)
                                     1,700      1,403      6,544    6,468
Income before preferred stock
  dividends of subsidiary            3,481      3,888      8,378    6,908

Preferred dividends of subsidiary     (174)      (174)      (696)    (696)

Net income applicable to
  common stock                    $  3,307   $  3,714   $  7,682 $  6,212
                                  ========   ========   ======== ========
Net income per common share       $    .59   $    .68   $   1.38 $   1.24
                                  ========   ========   ======== ========
Dividends paid per common share   $    .27   $    .26   $   1.07 $   1.03
                                  ========   ========   ======== ========
Weighted average common shares
  outstanding                      5,591.4    5,497.8    5,557.5  4,999.3
                                  ========   ========   =================
                                    PAGE I-1



                 PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                  (thousands)
                                  December 31,   December 31, September 30,
                                     1994            1993          1994
ASSETS
Gas plant, at original cost           $244,117      $225,793     $239,830
  Less - Accumulated depreciation and
    utility plant acquisition
      adjustments                       83,084        74,536       80,733
                                       161,033       151,257      159,097
Nonutility property, net                 2,012         2,096        2,033
Current assets:
  Cash and temporary cash investments    3,446         4,805        1,145
  Accounts receivable, less allowance of
    $2,450 at 12/31/94, $2,250 at
    12/31/93 and $3,008 at 9/30/94      29,849        31,246       17,892
  Unbilled revenues                     11,397        12,145        2,895
  Deferred gas costs                     5,803        18,625       15,819
  Inventories, at average cost -
    Liquefied natural gas, propane and
      underground storage               10,893         9,921       11,255
    Materials and supplies               1,545         1,859        1,679
  Prepaid and refundable taxes           2,872         4,640        4,030
  Prepayments                              869         1,037        1,499
                                        66,674        84,278       56,214
Deferred charges and other assets       16,220        17,662       15,967
Total assets                          $245,939      $255,293     $233,311
                                      ========      ========     ========
CAPITALIZATION AND LIABILITIES
Capitalization
  (See accompanying statement):       $145,649      $144,538    $145,235
Current liabilities:
  Notes payable                         36,250        38,000      27,700
  Current portion of long-term debt      2,091         2,071       2,085
  Accounts payable                      20,568        26,478      18,324
  Accrued taxes                          7,801         7,975       6,224
  Accrued vacation                       1,602         1,718       1,584
  Customer deposits                      3,622         3,217       3,580
  Other                                  3,141         3,688       3,136
                                        75,075        83,147      62,633
Deferred credits and reserves:
  Accumulated deferred Federal
    income taxes                        16,019        19,034     15,785
  Unamortized investment tax credits     2,812         2,970      2,851
  Other                                  6,384         5,604      6,807
                                        25,215        27,608     25,443
Total capitalization and liabilities  $245,939      $255,293   $233,311
                                      ========      ========   ========
                                         PAGE I-2

                    PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED DECEMBER 31
                                     (Unaudited)
                                                    1994       1993
                                                      (thousands)
Cash provided by (used for)
Operations:
    Income after interest expense                $ 3,481     $3,888
    Items not requiring cash -
        Depreciation and amortization              2,600     2,381
        Deferred Federal income taxes                234       145
        Amortization of investment tax credits       (39)      (40)
        Changes in assets and liabilities
           which provided (used) cash:
        Accounts receivable                      (11,957)   (14,008)
        Unbilled revenues                         (8,502)    (9,291)
        Deferred gas costs                        10,016        428
        Inventories                                  496      1,464
        Prepaid and refundable taxes               1,158      3,449
        Prepayments                                  630       (127)
        Accounts payable                           2,244      5,260
        Accrued taxes                              1,577        681
        Accrued vacation, customer deposits
          and other                                   65        560
    Net cash provided by (used for) operations     2,003     (5,210)
Investment Activities:
    Expenditures for property, plant
      and equipment                               (4,579)    (4,336)
    Deferred charges and other                      (612)       (28)
        Total                                     (5,191)    (4,364)
Financing Activities:
    Issuance of common stock                         339        439
    Issuance of mortgage bonds                         -     16,000
    Payments on long-term debt                    (1,720)      (114)
    Increase (decrease) in notes payable, net      8,550     (1,800)
    Cash dividends on preferred stock               (174)      (174)
    Cash dividends on common stock                (1,506)    (1,427)
        Total                                      5,489     12,924
Increase in cash and cash equivalents              2,301      3,350
Cash and cash equivalents at beginning
  of period                                        1,145      1,455
Cash and cash equivalents at end of period       $ 3,446    $ 4,805
                                                 =======   ========
Supplemental disclosure of cash-flow information:
  Cash paid during period for-
    Interest (net of amount capitalized)         $ 1,221    $   943
    Income taxes (net of refunds)                $   200    $  (258)


             PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                (Unaudited)
                                (Thousands)

                                     December 31,  December 31,
September 30,
                                       1994           1993          1994


Common stock equity:

  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,602 at 12/31/94,
                  5,493 at 12/31/93
                  and 5,581 at
                  9/30/94              $  5,602   $   5,493    $  5,581
  Amount paid in excess of par           53,360      52,014      53,042
  Retained earnings                      20,334      18,587      18,533
Total common stock equity                79,296      76,094      77,156

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 80 shares as of
      12/31/94, 12/31/93 and 9/30/94      8,000       8,000      8,000

Long-term debt:

  First mortgage bonds                   59,400      61,000     61,000
  Capital leases                          1,044       1,515      1,164

Total long-term debt                     60,444      62,515     62,164

Less:  current portion                    2,091       2,071      2,085

Long-term debt, net                      58,353      60,444     60,079

Total capitalization                   $145,649   $ 144,538   $145,235
                                       ========   =========  =========



        PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements



Accounting Policies

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1994 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassifications

     Certain prior period consolidated balance sheet amounts have been reclassified for consistent presentation with the current year.

Environmental Matters

     Federal, state and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, relating to the items mentioned below, the Registrant anticipates recovery from third parties or through rates.
     The Registrant is aware of four sites at which it may incur costs for environmental investigation and clean-up. Based on current available information, however, the amount of costs, if any, related to these sites will not be material to the operation of the Registrant or its financial position.
     Management anticipates requesting rate relief for all costs related to the environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.

Gas Supply Restructuring

     Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993.
In response to these changes, the Registrant has successfully negotiated new pipeline transportation and gas storage contracts.
     At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts is designed to be market responsive and is diversified with respect to contract lengths, source location, and other contract terms. On a periodic basis, the Registrant reviews all of its contracts to ensure a diverse, secure, flexible and economical supply portfolio is maintained.
     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as
transition costs.   The majority of these costs will be
reimbursed by the pipeline's customers including the Registrant. Based upon current information, the Registrant anticipates its transition costs to total between $16 million and $19 million of which $8.3 million has been included in the Cost of Gas Adjustment (CGA) clause and is currently being collected from customers. The remaining minimum obligation of $7.7 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.
     The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with two of its pipelines, which account for the bulk of its transition costs. Negotiations are continuing on the two additional pipelines, but recent developments have considerably reduced the uncertainty surrounding the two remaining pipelines. Therefore, the Registrant believes that its current range for transition costs is appropriate.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

     For the current quarter, the Registrant's current operating revenues, operating margin and net income have decreased over the comparable period presented, as shown in the table below:

(thousands where applicable)

                                                     PERCENT
                       1994       1993    VARIANCE   VARIANCE


Operating revenues     $49,302  $62,957  $(13,655)   (21.7)
                       =======  =======  ========  =======

Operating margin       $23,176  $24,183  $ (1,007)    (4.2)
                       =======  =======  ========  =======

Net income             $ 3,307  $ 3,714  $   (407)   (11.0)
                       =======  =======  ========  =======

     Factors having a direct impact on these results were:

     During the latest quarter, the Registrant experienced unseasonably warm weather resulting in temperatures averaging
18.5 percent warmer than last year. This loss of heating load due to the warmer temperatures represents $2.5 million or 30 cents per share of common stock, net of tax. The adverse impact of the warm weather was offset by approximately $1.0 million due to rate design changes that went into effect in November 1993. This makes the first quarter results incomparable to last year's first quarter results. This $1.0 million will reverse itself throughout the remainder of the fiscal year.

     Another factor having an impact on the quarterly results was the change in The Providence Gas Company's (ProvGas) rate design that occurred in the first quarter of fiscal 1994.
The Rhode Island Public Utilities Commission (RIPUC) approved ProvGas' request for a declining block rate structure and an increased customer charge. This new rate structure not only allows ProvGas to recover fixed costs sooner but also protects ProvGas and its customers from extreme changes in weather conditions. Had ProvGas not had this type of rate structure, the effect of the current warm spell on the Registrant's operating margin would have been more severe.



     The net increase in the average number of customers for the latest period as compared to last year was approximately 1,400 or .8 percent. The modest increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to a stagnant economy.

     As a result of the warm temperatures experienced during the latest quarter offset by a slight increase in customers, residential sales, which provide the Registrant with its greater source of operating margin, decreased 517 million cubic feet (MMcf) or 14.9 percent.

     Overall, other operating and maintenance expenses decreased approximately $400,000 or 3.7 percent. The primary reasons for the decrease are attributable to a lower uncollectible revenue provision due to the decrease in operating revenues, a reduction in labor and related costs resulting from the restructuring initiative that occurred at ProvGas in June 1994 and the impact of new technologies and efficiency reviews as part of our continuous improvement program. The restructuring savings, however, will be somewhat mitigated once the Registrant's new positions have been filled. Offsetting the above was an increase in maintenance expense due to the timing of expenses associated with the Registrant's joint sealing program.

     Taxes for the current quarter versus last year decreased approximately $700,000 or 13.5 percent. The decrease in taxes, mainly Federal income and state gross receipts tax, was the result of lower pretax income and lower operating revenues, respectively.

     Interest expense increased approximately $300,000 or 21.1 percent. An increase in short-term interest rates offset by a slight decrease in weighted average short-term borrowings caused short-term interest expense to increase. Furthermore, long-term interest expense increased due to the issuance of First Mortgage Bonds, Series Q.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenue have increased $20.5 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating

                           PAGE I-8
season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

     The Registrant experienced a sharp increase in its net cash provided by operations during the latest quarter as compared to last year. The primary reason for the increase was due to the collection of gas costs from an undercollection that existed in 1994.

     On October 3, 1991, the Massachusetts Department of Public Utilities (MDPU) approved a settlement order reached between the Massachusett's Attorney Generals Office and North Attleboro Gas Company. Due to the magnitude of the award (32 percent), the MDPU ordered North Attleboro Gas to phase-in the award over a five year period effective November 1, 1991. As a result, North Attleboro phased-in an annual revenue increase of $141,137 on November 1, 1994. The final revenue increase of $94,445 will be phased-in on November 1, 1995.

     In November 1993, ProvGas received proceeds of $16 million related to an issuance of First Mortgage Bonds, Series Q (5.62%). The net proceeds received from the issuance were used to pay down short-term debt. Short-term debt was earlier used to call long-term debt bearing a higher interest rate. The previous issuances called were First Mortgage Bonds, Series L (8.85%) and the Series II Senior Debentures (8.50%). This issuance is expected to generate annual interest savings of approximately $300,000, net of tax.

     The Registrant anticipates filing a rate case with the RIPUC seeking a realignment of costs between different rate classes and a general annual revenue increase.

     The Registrant is currently reviewing its capitalization structure with the intent of possibly changing appropriate ratios.

     Capital expenditures for the latest quarter were $4.6 million as compared to $4.3 million last year. The increase in capital expenditures was for new and replacement mains, services, meters and electronic meter reading equipment. Anticipated capital expenditures for the next three years are expected to total between $45 million to $55 million.




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


Dated:  February 9, 1995



                           PAGE II - 2








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



Dated:  February 9, 1995


                           PAGE II - 2