Form 10-Q
period 1995-03-31
PROVIDENCE ENERGY CORP
filed 1995-05-12
CIK 319651

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1995


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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Common stock, $1.00 par value, 5,624,183 shares outstanding at May 12, 1995

                               PROVIDENCE ENERGY CORPORATION

                                         FORM 10-Q

                                      MARCH 31, 1995



PART I:          FINANCIAL INFORMATION
PAGE

Item 1 -         Financial Statements

                 Consolidated Statements of Income for the
                 three, six and twelve months ended
                 March 31, 1995 and 1994                          I-1

                 Consolidated Balance Sheets as of
                 March 31, 1995, March 31, 1994 and
                 September 30, 1994                               I-2

                 Consolidated Statements of Cash Flow for the
                 six months ended March 31, 1995 and 1994         I-3

                 Consolidated Statements of Capitalization as of
                 March 31, 1995, March 31, 1994 and
                 September 30, 1994                               I-4

                 Notes to Consolidated Financial Statements       I-5

Item 2 -         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    I-7

PART II:         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of
                 Security Holders                                II-1

Item 6 (b)       Reports on Form 8-K                             II-1

                 Signature                                       II-2

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      PROVIDENCE ENERGY CORPORATION AND
SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED MARCH 31
                                        (Unaudited)


                                  THREE MONTHS           SIX MONTHS

                                 1995       1994       1995     1994

                               (thousands, except per share amounts)

Operating revenues            $ 66,162  $ 83,570  $115,464 $146,527
Cost of gas sold                36,845    51,168    62,971 89,942
  Operating margin              29,317    32,402    52,493 56,585

Operating expenses:
  Other operation               10,927    13,353    20,946   23,882
  Maintenance                    1,174     1,193     2,056   1,977
  Depreciation and amortization   2,580    2,390     5,180   4,772
  Taxes -
    State gross receipts         1,812     2,330     3,105   4,194
    Local property and other     1,755     1,780     3,390   3,397
    Federal income               3,235     3,281     4,960   5,182
Total operating expenses        21,483    24,327    39,637  43,404

Operating income                 7,834     8,075    12,856   13,181
Other income, net                  183       257       342      442

Income before
  interest expense               8,017     8,332    13,198   13,623
Interest expense:
  Long-term debt                 1,268     1,292     2,551   2,411
  Other, net                       763        398    1,214     716
  Interest capitalized             (36)      (41)      (70)   (75)
                                 1,995     1,649     3,695    3,052

Income after interest expense    6,022     6,683     9,503   10,571

Preferred dividends of
 subsidiary                       (174)     (174)     (348)    (348)

Net income                    $  5,848  $  6,509  $  9,155  $10,223
                              ========  ========   ======== ========
Net income per common share   $   1.04   $   1.18 $   1.63  $  1.86
                              ========  ========   ======== ========
Dividends paid per common
  share                       $    .27  $    .26  $    .54  $   .52
                              ========  ========   ======== ========
Weighted average common
  shares outstanding           5,613.2   5,522.1   5,602.3  5,510.0
                              ========  ========   ======== ========


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
            PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE PERIODS ENDED MARCH 31
                              (Unaudited)


                                  TWELVE MONTHS
                                 1995      1994
                        (thousands, except per share amounts)

Operating revenues            $191,715  $217,999
Cost of gas sold               108,133   136,406
  Operating margin              83,582    81,593

Operating expenses:
  Other operation               39,458    43,228
  Maintenance                   3,907      3,891
  Depreciation and amortization 10,024     9,289
  Taxes -
    State gross receipts        5,238      6,177
    Local property and other    6,206      6,744
    Federal income               4,238     2,047
Total operating expenses        69,071    71,376

Operating income               14,511     10,217
Other income, net                   96       679

Income before
  interest expense              14,607    10,896
Interest expense:
  Long-term debt                5,127      5,074
  Other, net                    1,910      1,373
  Interest capitalized            (147)     (140)
                                 6,890     6,307

Income after interest expense   7,717      4,589

Preferred dividends of
 subsidiary                       (696)     (696)

Net income                    $  7,021  $  3,893
                              ========  ========
Net income per common share   $   1.26  $    .74
                              ========  ========
Dividends paid per common
  share                       $   1.08  $   1.04
                              ========  ========
Weighted average common
  shares outstanding          5,580.3    5,236.7
                              ========  ========


                                               PAGE I-1(a)

            PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (thousands)

                                           (Unaudited)
                                      March 31,   March 31,   September 30,
                                         1995        1994        1994


ASSETS

Gas plant, at original cost                 $247,826    $227,971     $239,830
  Less - Accumulated depreciation             85,413      76,819       80,733
                                             162,413     151,152      159,097
Nonutility property, net                       1,991       2,075        2,033
Current assets:
  Cash and temporary cash investments          1,987       4,011       1,145
  Accounts receivable, less allowance of
    $3,533 at 3/31/95, $4,790 at 3/31/94 and
    $3,008 at 9/30/94                         40,559      53,865      17,892
  Unbilled revenues                            8,599       8,639       2,895
  Deferred gas costs                               -       4,715      15,819
  Inventories, at average cost -
    Liquefied natural gas, propane and under-
      ground storage                           6,563       5,278       11,255
    Materials and supplies                     1,511       2,025        1,679
  Prepaid and refundable taxes                 3,465       2,720        4,030
  Prepayments                                    595         541        1,499
                                              63,279      81,794       56,214

Deferred charges and other assets             15,933      14,614       15,967
    Total assets                            $243,616    $249,635     $233,311
                                            ========    ========     ========
CAPITALIZATION AND LIABILITIES

Capitalization                              $150,131    $149,850     $145,235

Current liabilities:

  Notes payable                               17,000      18,000       27,700
  Current portion of long-term debt            2,077       2,075        2,085
  Accounts payable                            21,851      37,882       18,324
  Accrued taxes                                9,702       9,832        6,224
  Accrued vacation                             1,842       1,923        1,584
  Customer deposits                            3,765       3,416        3,580
  Refundable gas costs                         9,433           -           -
  Other                                        2,728       3,235        3,136
                                              68,398      76,363       62,633
Deferred credits and reserves:
  Accumulated deferred Federal income taxes   16,428      14,861       15,506
  Unamortized investment tax credits           2,772       2,931        2,851
  Other                                        5,887       5,630        7,086
                                              25,087      23,422       25,443
    Total capitalization and liabilities    $243,616    $249,635     $233,311
                                            ========    ========     ========


          PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31
                            (Unaudited)
                                                 1995        1994

                                                   (thousands)
Cash provided by (used for)
Operations:
    Income after interest expense             $   9,503  $  10,571
    Items not requiring cash -
      Depreciation and amortization               5,211      4,808
      Deferred Federal income taxes                 643        290
      Amortization of investment tax credit         (79)       (79)
    Changes in assets and liabilities which
      provided (used) cash:
        Accounts receivable                     (22,667)   (36,627)
        Unbilled revenues                        (5,704)    (5,785)
        Inventories                               4,860      5,941
        Prepaid and refundable taxes                565      3,449
        Prepayments                                 904        369
        Accounts payable                          3,527     14,701
        Accrued taxes                             3,478      3,526
        Refundable gas costs                     25,252     16,301
        Accrued vacation, customer deposits
          and other                                  35        511
        Net cash provided by operations          25,528     17,976

Investment Activities:
    Expenditures for property, plant
      and equipment                              (8,249)    (6,616)
    Deferred charges and other                   (1,122)      (361)
        Total                                    (9,371)    (6,977)
Financing Activities:
    Issuance of mortgage bonds                       --     16,000
    Issuance of common stock                        593        796
    (Decrease) in long-term debt                 (1,840)      (230)
    (Decrease) in notes payable, net            (10,700)   (21,800)
    Cash dividends on common stock               (3,020)    (2,861)
    Cash dividends on preferred stock              (348)      (348)
        Total                                   (15,315)    (8,443)
Increase in cash and temporary
    cash investments                                842      2,556
Cash and cash equivalents at beginning
  of period                                       1,145      1,455
Cash and cash equivalents at end of period    $   1,987  $   4,011
                                              =========  =========
Supplemental disclosure of cash-flow information:
  Cash paid year-to-date for-
    Interest (net of amount capitalized)      $   3,590  $  2,915
    Income taxes (net of refunds)             $   1,344  $    206











              PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                (THOUSANDS)

                                           (Unaudited)
                                     March 31,    March 31,   September 30,
                                        1995        1994         1994


Common stock equity:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,624 at 3/31/95
                  5,518 at 3/31/94
                  5,581 at 9/30/94         $   5,624  $   5,518 $  5,581

  Amount paid in excess of par                53,592     52,346   53,042
  Retained earnings                           24,668     23,662   18,533
Total common stock equity                     83,884     81,526   77,156

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
  Redeemable 8.7% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of
    3/31/95, 3/31/94 and 9/30/94               8,000      8,000    8,000

Long-term debt:

  First mortgage bonds                        59,400     61,000   61,000

  Capital leases                                 924      1,399     1,164

Total long-term debt                          60,324     62,399   62,164

Less:  current portion                         2,077      2,075    2,085

Long-term debt, net                           58,247     60,324   60,079

Total capitalization                       $ 150,131  $ 149,850 $145,235
                                           =========  ========= =========









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

Reclassifications

     Certain prior year balance sheet amounts have been reclassified forconsistent presentation with the current period.

Environmental Matters

     Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, related to the items mentioned below, the Registrant anticipates recovery from third parties or through rates.

     The Registrant has previously reported that it was aware of four sites at which it may incur costs for environmental investigation and possible clean-up. With respect to one site, the Registrant expects to join with other entities which have been designated as "potentially responsible parties" ("PRP's") under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") in entering into an Administrative Consent Order ("ACO") with the Massachusetts
Department of Environmental Protection regarding a site in Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and the other PRP's. Under the proposed ACO, the share of costs to be borne by the Registrant, pursuant to the ACO, will not be material to the operations or the financial condition of the Registrant.

     Additionally, the Registrant has been advised by the Rhode
Island Department of Environmental Management that no remediation will be required on a site currently owned by the Registrant.


     Based on current information, the amount of any costs for environmental investigation and possible clean-up at the other two sites is not anticipated to be material to the operations or financial position of the Registrant.

     Management anticipates requesting rate relief for all costs related to environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.

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

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to total between $16 million and $19 million of which $8.3 million has been included in the Cost of Gas Adjustment (CGA) clause and is currently being collected from customers.
The remaining minimum obligation of $7.7 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.

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















ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
           AND RESULTS OF OPERATIONS


     The Registrant's current operating revenues, operating margin and net income for the current quarter and six month period and operating revenues for the twelve month period have decreased, while operating margin and net income for the twelve month period have increased over the comparable fiscal periods last year as displayed in the table below.

                     THREE MONTHS        SIX MONTHS         TWELVE MONTHS
                     ENDED MARCH         ENDED MARCH        ENDED  MARCH
                     1995   1994         1995  1994         1995    1994
(000's)

Operating revenues $66,162  $83,570  $115,464  $146,527  $191,715 $217,999
                   ================  ================== ==================

Operating margin   $29,317  $32,402  $ 52,493  $ 56,585  $ 83,582 $ 81,593
                   ================  ================== ==================

Net income         $ 5,848  $ 6,509  $  9,155  $ 10,223  $  7,021 $  3,893
                   ================  ================== ==================

     Factors having a direct impact on these results were:

     During the latest quarter, the Registrant experienced unseasonably warm weather resulting in temperatures averaging 18.2 percent warmer than last year. This loss of heating load due to the warmer temperatures represents a $3.3 million or 39 cents per share of common stock, net of tax, decrease in operating margin.

     The warmer temperatures during the current fiscal year-to-date period have also averaged 18.4 percent warmer than last year. As a result, operating margin has decreased $5.8 million or 68 cents per share of common stock, net of tax.

     The warmer than normal weather would have affected earnings more dramatically in prior years. However, a new rate structure effective October 15, 1993, implementing a declining block rate structure, implementing seasonal gas cost accounting and an increased customer charge has reduced the Registrant's earnings sensitivity to weather by approximately 40 to 50 percent.

    The net increase in the average number of customers for the latest period as compared to last year was approximately 1,800 or 1.1 percent.
The modest increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to a stagnant economy.

    As a result of the warm temperatures experienced during the latest quarter, offset by a slight increase in customers, residential sales, which provide the Registrant with its greater source of operating margin, decreased 1,000 million cubic feet (MMcf) or 14.7 percent.

    Overall, other operating and maintenance expenses decreased, during the current quarter versus last year, approximately $2.4 million or
16.8 percent. The primary reasons for the decrease are attributable to a lower uncollectible revenue provision due to the decrease in operating revenues as a result of the warmer temperatures, a reduction in labor and related costs resulting from the restructuring initiative that occurred at ProvGas in June 1994 and the impact of efficiency reviews as part of our continuous improvement program (CIP). The restructuring savings, however, will be mitigated once the Registrant's vacant positions have been filled. The savings in the uncollectible revenue provision, labor, and efforts from the CIP initiative were also the major contributing factors to the six month ($2.9 million or 11 percent) and twelve month ($3.8 million or 8 percent) decrease in operation and maintenance expenses.

     As a result of the warmer-than-normal temperatures experienced during the latest fiscal year-to-date period, the Registrant has initiated a temporary cost containment program. The program was designed to try to recoup some of the gas margin lost due to weather by reducing spending on certain types of expenses.

     Taxes for the current quarter and six month periods versus last year decreased approximately $600,000 or 8 percent and $1.3 million or
10.3 percent, respectively. The decrease in taxes, mainly Federal income and state gross receipts tax, was the result of lower pretax income and lower operating revenues.

    Interest expense increased approximately $350,000 or 21 percent, $600,000 or 21 percent and $600,000 or 9.2 percent for the current three, six and twelve month periods, respectively. An increase in short-term interest rates offset by a slight decrease in weighted average short-term borrowings caused short-term interest expense to increase. The Registrant's long-term interest expense for the six and twelve month periods has increased slightly as a result of the Series Q First Mortgage Bond issuance in November 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenue have increased $7.9 million.
These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

     The Registrant experienced an increase in its net cash provided by operations during the latest quarter as compared to last year. The primary reasons for the increase were due to the collection of gas costs from the undercollection that existed in 1994 to an overcollection of gas costs in 1995.

     Capital expenditures for the latest fiscal year-to-date period were $8.2 million as compared to $6.6 million last year. The increase in capital expenditures was for electronic meter reading equipment associated with the Registrant's Automated Meter Reading initiative.
Anticipated capital expenditures for the next three years are expected to total between $45 million to $55 million.

    On October 3, 1991, the Massachusetts Department of Public
Utilities (MDPU) approved a settlement order reached between the Massachusetts Attorney General's Office and North Attleboro Gas Company.
 Due to the magnitude of the award (32 percent), the MDPU ordered North Attleboro Gas to phase-in the award over a five year period effective November 1, 1991.

As a result, North Attleboro phased-in an annual revenue increase of $141,137 on November 1, 1994. The final revenue increase of $94,445 will be phased-in on November 1, 1995.

     In February 1995, the Registrant's subsidiary, The Providence
Gas Company (ProvGas), filed for rate relief requesting an approximate
8 percent general rate increase. If the requested rate relief is granted in its entirety, ProvGas' annual operating revenues are expected to increase by $14.9 million under normal weather conditions.
However, there is no assurance that all or any portion of the requested relief will be granted. A decision from the Rhode Island Public Utilities Commission on the rate request is not expected until November 1995.

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

     The Registrant is currently contemplating an issuance of debt possibly within the next six to twelve months.
































           PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  The annual meeting of the shareholders was held on January 19, 1995 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 1998 annual meeting by the following vote:

        Mr. Gilbert R. Bodell, Jr. 4,148,929  FOR   37,172 WITHHELD
        Mr. Paul F. Levy           4,129,915  FOR   56,186 WITHHELD
        Ms. M. Anne Szostak        4,129,484  FOR   56,617 WITHHELD
        Mr. W. Edward Wood         4,132,103  FOR   53,998 WITHHELD

Item 6 (b).  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter for which this report is filed.




































                              PAGE II-1










                    PROVIDENCE ENERGY CORPORATION



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement ofresults for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.






                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Providence Energy Corporation
                                          (Registrant)




                                          BY:/s/  Gary S.Gillheeney
                                                  Gary S.Gillheeney
                                                  Vice President,
                                                  Financial
                                                  and Information
                                                  Services,
                                                  Treasurer and
                                                  Assistant
                                                  Secretary


Dated:  May 12, 1995


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



Dated:  May 12, 1995









                              PAGE II-2