Form 10-Q
period 1995-06-30
PROVIDENCE ENERGY CORP
filed 1995-08-14
CIK 319651

FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D. C.  20549

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              June 30, 1995

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

Common Stock, $1.00 par value; 5,645,845 shares outstanding at August 14, 1995.

                                  PROVIDENCE ENERGY CORPORATION
                                            FORM 10-Q

                                          JUNE 30, 1995




PART I:     FINANCIAL INFORMATION                                     PAGE


Item 1      Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1995 and 1994                                     I-1

            Consolidated Balance Sheets as of June 30, 1995,
            June 30, 1994 and September 30, 1994                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1995
            and 1994                                                   I-3

            Consolidated Statements of Capitalization
            as of June 30, 1995, June 30, 1994 and
            September 30, 1994                                         I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-7


PART II     OTHER INFORMATION


Item 6      Reports on Form 8-K                                       II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE PERIODS ENDED JUNE 30
                                           (Unaudited)
                              (thousands, except per share amounts)

                          THREE MONTHS
                        1995        1994

Operating revenues      $ 38,157   $ 42,492
Cost of gas sold          21,244     25,942
  Operating margin        16,913     16,550

Operating expenses:
  Other operation          9,931     10,384
  Maintenance              1,136        996
  Depreciation and
    amortization           2,580      2,394
  Taxes -
    State gross earnings   1,044      1,164
    Local property and
      other                1,726      1,699
    Federal income          (396)      (603)
Total operating
  expenses                16,021     16,034

Operating income             892        516
Other income, net            303         93

Income before interest
  expense                  1,195        609
Interest expense:
  Long-term debt           1,268      1,277
  Other, net                 635        376
  Interest capitalized       (38)       (36)
                           1,865      1,617

Income (loss) after interest

  expense                   (670)    (1,008)

Preferred dividends of
  subsidiary                (174)      (174)

Net income (loss)       $   (844)  $ (1,182)
                        ========    =======

Net income (loss) per
  common share          $   (.15)  $   (.21)
                        ========   ========
Dividends paid per
  common share          $    .27   $    .27
                        ========   ========

Weighted average common
  shares outstanding     5,635.0    5,546.4
                        ========   ========

                                            PAGE I-1

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE PERIODS ENDED JUNE 30
                                           (Unaudited)
                              (thousands, except per share amounts)

                            NINE MONTHS
                          1995       1994

Operating revenues      $153,621   $189,047
Cost of gas sold          84,215    115,884
  Operating margin        69,406     73,163

Operating expenses:
  Other operation         30,877     34,283
  Maintenance              3,192      2,973
  Depreciation and
    amortization           7,760      7,171
  Taxes -
    State gross earnings   4,149      5,359
    Local property and
      other                5,116      5,097
    Federal income         4,564      4,580
Total operating
  expenses                55,658     59,463

Operating income          13,748     13,700
Other income, net            645        532

Income before interest
  expense                 14,393     14,232
Interest expense:
  Long-term debt           3,819      3,688
  Other, net               1,849      1,092
  Interest capitalized      (108)      (111)
                           5,560      4,669

Income (loss) after interest

  expense                  8,833      9,563

Preferred dividends of
  subsidiary                (522)     (522)

Net income (loss)       $  8,311  $  9,041
                        ========  ========

Net income (loss) per
  common share          $   1.48  $   1.64
                        ========  ========
Dividends paid per
  common share          $    .81  $    .79
                        ========  ========

Weighted average common
  shares outstanding     5,613.2   5,522.1
                        ========  ========

                                            PAGE I-1
PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE PERIODS ENDED JUNE 30
                                           (Unaudited)
                              (thousands, except per share amounts)

                           TWELVE MONTHS
                          1995       1994

Operating revenues      $187,380   $222,280
Cost of gas sold         103,435    138,321
  Operating margin        83,945     83,959

Operating expenses:
  Other operation         39,005     43,754
  Maintenance              4,047      3,894
  Depreciation and
    amortization          10,210      9,422
  Taxes -
    State gross earnings   5,118      6,326
    Local property and
      other                6,233      6,607
    Federal income         4,445      2,614
Total operating
  expenses                69,058     72,617

Operating income          14,887     11,342
Other income, net            306        650

Income before interest
  expense                 15,193     11,992
Interest expense:
  Long-term debt           5,118      4,967
  Other, net               2,169      1,370
  Interest capitalized      (146)      (146)
                           7,138      6,191

Income after interest

  expense                  8,055      5,801

Preferred dividends of
  subsidiary                (696)      (696)

Net income              $  7,359   $  5,105
                        ========   ========

Net income per
  common share          $   1.31   $    .93
                        ========   ========
Dividends paid per
  common share          $   1.08   $   1.05
                        ========   ========

Weighted average common
  shares outstanding     5,602.4    5,474.3
                        ========   ========

                    PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                                                   (Unaudited)
                                              June 30,   June 30, September 30,
                                               1995        1994     1994
ASSETS
Gas plant, at original cost                    $252,566  $232,779  $239,830
    Less - accumulated depreciation and
           utility plant acquisition
           adjustments                           87,584    78,951    80,733
                                                164,982   153,828   159,097
Nonutility property, net                          1,974     2,054     2,033

Current assets:
  Cash and temporary cash investments             1,581     3,393     1,145
  Accounts receivable and unbilled revenue,
    less allowance of $3,636 at 6/30/95, $5,048
    at 6/30/94 and $3,008 at 9/30/94             24,436    30,974    20,787
  Deferred gas costs                                 --     9,757    15,819

  Inventories, at average cost -
    Liquefied natural gas, propane and under-
        ground storage                            7,179     8,377    11,255
    Materials and supplies                        1,504     2,529     1,679
  Prepaid and refundable taxes                    6,155     4,656     4,030
  Prepayments                                       751       630     1,499
                                                 41,606    60,316    56,214


Deferred charges and other assets                16,557    15,534    15,967
    Total assets                               $225,119  $231,732  $233,311
                                               ========  ========  ========
CAPITALIZATION AND LIABILITIES
Capitalization                                 $148,256  $147,464  $145,235

Current liabilities:
  Notes payable                                  10,700    18,200    27,700
  Current portion of long-term debt               1,875     2,080     2,085
  Accounts payable                               15,971    21,059    18,324
  Accrued taxes                                   8,758     7,522     6,224
  Accrued vacation                                1,918     2,032     1,584
  Customer deposits                               3,822     3,544     3,580
  Refundable gas costs                            5,373        --        --
  Other                                           2,924     3,530     3,136
                                                 51,341    57,967    62,633
Deferred credits and reserves:
  Accumulated deferred Federal income taxes      16,756    15,482    15,506
  Unamortized investment tax credits              2,732     2,890     2,851
  Other                                           6,034     7,929     7,086
                                                 25,522    26,301    25,443
    Total capitalization and liabilities       $225,119  $231,732  $233,311
                                               ========  ========  ========



               PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JUNE 30
                                 (Unaudited)
                                                      1995         1994
                                                        (thousands)
Cash provided by (used for)
Operations:
    Income after interest expense                  $  8,833    $  9,563
    Items not requiring cash -
      Depreciation and amortization                   7,807       7,217
      Deferred Federal income taxes                     971         700
      Amortization of investment tax credits           (119)       (120)
    Change in assets and liabilities
      which provided (used) cash:
        Accounts receivable and unbilled revenue     (3,649)    (10,882)
        Refundable gas costs                         21,192      10,396
        Inventories                                   4,251       2,338
        Prepaid and refundable taxes                 (2,125)      1,495
        Prepayments                                     748         280
        Accounts payable                             (2,353)     (1,259)
        Accrued taxes                                 2,534       1,945
        Accrued vacation, customer deposits
          and other                                     364       1,043
    Net cash provided by operations                  38,454      22,716


Investment Activities:
    Expenditures for property, plant
      and equipment                                 (12,763)    (11,505)
    Deferred charges and other                       (2,233)        343
      Total                                         (14,996)    (11,162)

Financing Activities:
    Issuance of common stock                            948       1,208
    Issuance of mortgage bonds                           --      16,000
    (Decrease) in long-term debt                     (1,910)       (347)
    (Decrease) in notes payable                     (17,000)    (21,600)
    Cash dividends on preferred shares                 (522)       (522)
    Cash dividends on common shares                  (4,538)     (4,355)
      Total                                         (23,022)     (9,616)

Increase in cash and temporary
    cash investments                                    436       1,938
Cash and cash equivalents at beginning
    of period                                         1,145       1,455
Cash and cash equivalents at end of period         $  1,581    $  3,393
                                                   ========    ========

Supplemental disclosures of cash flow information:
   Cash paid year-to-date for -
     Interest (net of amount capitalized)          $  2,916    $  4,164
     Income taxes (net of refunds)                 $  1,385    $  2,307

                          PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                            (THOUSANDS)

                                        (Unaudited)
                                    June 30,    June 30,   September 30,
                                      1995        1994       1994


Common stock equity:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,646 at 6/30/95
                  5,560 at 6/30/94
                  5,581 at 9/30/94    $  5,646 $  5,560      $  5,581
  Amount paid in excess of par          53,925   52,716        53,042
  Retained earnings                     22,306   20,986        18,533

Total common stock equity               81,877   79,262        77,156

Cumulative preferred stock of subsidiary:

  The Providence Gas Company -
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 80 shares as of
                  6/30/95, 6/30/94 and
                  9/30/94                8,000    8,000         8,000

Long-term debt:

  First mortgage bonds                  59,400   61,000        61,000
  Capital leases                           854    1,282         1,164

Total long-term debt                    60,254   62,282        62,164

Less:  current portion                   1,875    2,080         2,085

Long-term debt, net                     58,379   60,202        60,079

Total capitalization                  $148,256 $147,464      $145,235
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

Reclassification

     Certain amounts included in prior year balance sheets have been reclassified for consistent presentation with the current period.

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

     The Registrant is aware of three sites at which it may incur costs for environmental investigation and possible clean-up. The Registrant has been designated as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRP's. With respect to one of the Plympton sites, the Registrant expects to join with other PRP's in entering into an Administrative Consent Order ("ACO") with the Massachusetts Department of Environmental Protection. Under the proposed ACO, the costs to be borne by the Registrant, pursuant to the ACO, are not anticipated to be material to the financial condition of the Registrant.

     As of June 30, 1995, the Registrant had spent approximately $400,000 in connection with the investigation and clean-up of the third site, located in Providence, RI.

     Management anticipates requesting rate relief for all costs related to the environmental matters for these three sites and therefore believes that the ultimate resolution of these matters will not have a materially adverse affect on the financial condition of the Registrant.




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

     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to total between $16 million and $19 million of which $8.3 million has been included in the Cost of Gas Adjustment clause (CGA) and is currently being collected from customers. The remaining minimum obligation of $7.7 million has been recorded in the accompanying consolidated balance sheets along with a regulatory asset anticipating future recovery through the CGA.

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

























ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Registrant's current operating revenues have decreased over the comparable fiscal periods last year. Operating margin increased in the current quarter, but fell in comparison to the current nine and twelve month periods. Net income increased both in the current quarter and the twelve month period, yet decreased compared to the equivalent nine month period last year.


                     THREE MONTHS         NINE MONTHS           TWELVE MONTHS
                     ENDED JUNE           ENDED JUNE             ENDED JUNE
                     1995   1994          1995   1994           1995     1994
(000's)

Operating revenues $38,157  $42,492    $153,621  $189,047    $187,380  $222,280
                   ================    ==================    ==================

Operating margin   $16,913  $16,550    $ 69,406  $ 73,163    $ 83,945  $ 83,959
                   ================    ==================    ==================

Net income (loss)  $  (844) $(1,182)   $  8,311   $ 9,041    $  7,359  $  5,105
                   ================    ==================    ==================

Operating Revenues and Operating Margin

     In all periods, the significant decrease in operating revenues is directly attributed to weather and to a lower cost of gas adjustment factor.

     In the nine month period, the Registrant has experienced unseasonably warm weather resulting in temperatures averaging 15.0 percent warmer than last year. This represents a $5.1 million loss in margin from heating load. The loss of margin due to this year's warmer weather versus last year's colder weather equates to a loss of about 60 cents per share, net of tax. On a normalized basis, weather for the nine months ended averaged 10.7 percent warmer equating to a loss of about 45 cents per share, net of tax.

     The warmer than normal weather would have affected earnings more dramatically in prior years. However, a new rate structure effective
October 15, 1993,
implementing a declining block rate structure, a seasonal gas cost accounting method, and an increased customer charge, has reduced the Registrant's margin sensitivity to weather by approximately 40 to 50 percent.

     The net average number of customers for the twelve month period has increased approximately 1.0 percent. New housing construction and customer conversions from other energy sources have attributed to this increase, but offset by shut-offs for non-payments and housing vacancies due to a stagnant economy.

Operating and Maintenance Expenses

     Operating and maintenance expenses have remained relatively flat in the quarter, but decreased $3.2 million or 8.6 percent for the nine month period and $4.6 million or 9.6 percent for the twelve months ended. These decreases are due to a lower uncollectible revenue provision resulting from the decrease in operating revenue and the stabilization of the Registrant's collection of accounts receivable. The remainder of the decrease is primarily attributable to a reduction in labor and related expenses. The restructuring initiative that occurred at ProvGas in June, 1994, and the impact of efficiency reviews as part of the continuous improvement programs (CIP), have also contributed to the reduction in labor expenses. However, the Registrant has recently filled many of the staff positions vacated as a result of the restructuring. These additional labor and related expenses combined with normal expenses planned for the fourth quarter of the fiscal year are anticipated to offset a portion of the decrease in operating and maintenance expenses experienced in the nine months ended.

Taxes

     Taxes for the quarter and twelve month period remained relatively flat, while decreasing $1.2 million or 8.0 percent in the current nine month period. This was mainly due to a reduction in Federal income taxes as a result of lower pretax income and a reduction in the state gross earnings tax as a result of lower operating revenues from warmer than normal weather.

Interest Expense

     Interest expense increased $248,000 or 15.3 percent, $891,000 or 19.1 percent and $947,000 or 15.3 percent in the three, nine and twelve month periods, respectively. An increase in short-term interest rates offset by a slight decrease in weighted average short-term borrowings caused short-term interest expense to increase. The Registrant's long-term interest expense for the nine and twelve month periods has increased slightly as a result of the Series Q First Mortgage Bond issuance in November, 1993.

Future Outlook

     In August 1995, the Registrant and Catex Vitol Gas formed a strategic business alliance to jointly market natural gas and other energy services. This agreement is the first such business alliance for both companies. Catex Vitol will contribute its experience in gas acquisition and transportation and its expertise in financial energy services. With this alliance, the Registrant's customers will have greater access to energy products and services.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. The Registrant's short term borrowing requirements have decreased in the current period as compared to last year primarily as a result of the lower accounts receivable balance at June 30, 1995. This decrease is the result of the warmer than normal weather and increased collection efforts. As a result, the Registrant has lowered its current need to borrow from financial institutions.

     The Registrant experienced an increase in its net cash provided by operations during the latest nine months as compared to last year. The primary reason for the increase was due to the collection of gas costs from the undercollection that existed in 1994. The increase in cash has also allowed the Registrant to decrease its line of credit borrowings.

     Capital expenditures for the latest fiscal year-to-date period were $12.8 million as compared to $11.5 million last year. The increase in capital expenditures was for electronic meter reading equipment associated with the Registrant's Automated Meter Reading initiative. Total anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million.

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

     In February 1995, the Registrant's subsidiary, ProvGas, filed for rate relief requesting an approximate 8 percent general rate increase. If the requested rate relief is granted in its entirety, ProvGas' annual operating revenues are expected to increase by $14.9 million under normal weather conditions. However, there is no assurance that all or any portion of the requested relief will be granted. A decision from the Rhode Island Public
Utilities Commission on the rate request is not expected until November 1995. The major issues contributing to the rate request are an increase in depreciation due to capital spending, an increase in working capital needs and an increase in capital expenditures.

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

     The Registrant is currently contemplating an issuance of debt within the next 6 months.






























PART II.  OTHER INFORMATION



REPORTS ON FORM 8-K

Item 6(b).

No reports on Form 8-K were filed during the quarter for which this report is filed.

















































                                            PAGE II-1









                                  PROVIDENCE ENERGY CORPORATION





It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.








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

                            Providence Energy Corporation
                            (Registrant)



                            BY:
                               GARY S. GILLHEENEY
                               Vice President, Financial
                               and Information Services,
                               Treasurer and Assistant Secretary


Date:  August 14, 1995













                                            PAGE II-2













                                  PROVIDENCE ENERGY CORPORATION




It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.








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


Date:  August 14, 1995






                                            PAGE II-2