Form 10-K
period 1995-09-30
PROVIDENCE ENERGY CORP
filed 1995-12-26
CIK 319651

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1995
                                   OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  NONE
                                   (Title of Class)
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
YES  X   NO
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 26, 1995: $95,338,069
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value:  5,691,825 shares outstanding at
December 26, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the fiscal year ended September 30, 1995 are incorporated by reference into Part II.

                                     TABLE OF CONTENTS

PART I                                                              PAGE

 Item 1 -   Business
             General                                                I-1
             Operations of the Gas Companies                        I-1
             Nonutility Operations                                  I-8
             Special Factors Affecting the Gas Industry             I-9

 Item 2 -   Properties                                             I-12

 Item 3 -   Legal Proceedings                                      I-12

 Item 4 -   Submission of Matters to a Vote of Security Holders    I-12


PART II

 Item 5 -   Market for Registrant's Common Equity and Related
            Stockholders' Matters                                  II-1

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

 Item 12 -  Security Ownership of Certain Beneficial Owners
            and Management                                        III-5

 Item 13 -  Certain Relationships and Related Transactions        III-5

PART IV

 Item 14 -  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                            IV-1

 Experts Consent                                                   IV-6

 Supplemental Schedule                                             IV-7

 Signatures                                                        IV-10

PART I
ITEM 1. BUSINESS

General

     Providence Energy Corporation (the Registrant or the Company) was organized in 1981 as a Rhode Island business corporation. The Registrant's outstanding common shares are presently listed on the American Stock Exchange. The Registrant is the parent of two wholly-owned natural gas distribution utilities, The Providence Gas Company (ProvGas) and North Attleboro Gas Company (North Attleboro Gas), together referred to as the Gas Companies. The Registrant also conducts its nonutility operations through a wholly-owned nonutility subsidiary, Newport America Corporation (Newport America)-see nonutility operations.

     ProvGas, Rhode Island's largest natural gas distributor, was founded in 1847 and serves approximately 161,000 customers in Providence, Newport and 23 other cities and towns in Rhode Island. North Attleboro Gas serves over 3,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The total natural gas service territory of the Gas Companies encompasses 410 square miles and has a population of approximately 850,000.

     The corporate offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903 (Telephone 401-272-9191).

Operations of the Gas Companies

     Customers. The Gas Companies had an average annual number of customers of approximately 165,000 for the twelve months ended September 30, 1995, of which approximately 90% were residential and 10% were commercial and industrial.

     The net increase in the average annual number of customers during fiscal 1995 over fiscal 1994 was approximately 2,300 or 1.4 percent. This moderate increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to the stagnant economy.

     Gas Service. The gas services provided by the Gas Companies can be grouped into three categories -- firm, interruptible and transportation service. Firm service is provided to those residential, commercial and industrial customers that use natural gas throughout the year. Interruptible service is provided to those commercial and industrial customers that do not require assured gas service because they can utilize an alternative fuel or otherwise operate without gas service. Transportation service is a service where the Gas Companies transport to certain large customers gas owned by those customers or by third parties selling gas to those customers.

                                   I-1




     The following table shows the distribution of gas to various customer classes, and the total gas sold and transported by year since 1991:

                       1995     1994      1993     1992     1991
Firm                   76.4%    81.9%     83.9%    73.9%    66.2%
Interruptible          17.6     15.8      14.7     23.1     19.5
Transportation          6.0      2.3       1.4      3.0     14.3
                      100.0%   100.0%    100.0%   100.0%   100.0%
                      =====    =====     =====    =====    =====

Total Gas Sold and Transported

   BCF(*)                 28.1    28.7      27.1     29.1     29.0
                         =====   =====     =====    =====    =====
(*) Gas sales are denominated in billions of cubic feet of natural gas,
(Bcf).  Total gas sales include gas sold and transported by the Gas
Companies.

     Firm Service.  In recent years, the distribution of the Gas
Companies' firm sales has been approximately 60% to residential and 40% to commercial and industrial customers. Firm sales represent the highest percentage of operating margin and represent the core of the Gas
Companies' business.

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

                                   I-2



general, these developments now allow customers to buy gas directly from the producer-supplier rather than solely from the local gas distribution company. Customer-owned gas is transported to the customer's premises through a combination of the interstate pipelines and the Gas Companies' distribution systems.

     For a given quantity of gas, the Gas Companies' margin from transportation service is considerably less than their margin from firm sales, but is generally comparable to their margin from interruptible sales, depending upon the price of alternative fuels. To the extent that the Gas Companies' existing customers buy gas directly from producer-suppliers, the Gas Companies' revenue will decrease although nonfirm margin may not be impacted. Total margin is impacted by nonfirm sales and transportation sales under a margin-sharing mechanism- see Rates and Regulation. During fiscal 1995, the Registrant saw an increase in its transportation sales as compared to last year by 1,025 million cubic feet
(MMcf) due to additional capacity available for transportation and competitive third party pricing.

     Gas Supply

      During 1995, the Registrant purchased 93% of its gas supply in the production area with transportation to market and storage provided by firm pipeline contracts. Liquefied natural gas (LNG) provided 2% of supply. The remaining 5% was purchased in the market area, generally on an interruptible basis. The Registrant maintains contracts sufficient to meet 100% of its firm winter demand using firm storage and firm pipeline transportation.

      When not using capacity for its own sales, the Registrant released the capacity or used it to make off-system sales. In fiscal 1995, the Registrant received $5.1 million in revenue from released capacity, a 148% increase over the $2.1 million was received in fiscal 1994. The revenues reduce the firm customer's gas cost, making the Registrant more competitive.

      In addition to managing its pipeline capacity, the Registrant has focused its attention on restructuring its supply portfolio to closely match its market requirements. A sophisticated planning model is used to support all major supply decisions and to identify specific areas in the supply and transportation portfolio where savings can be gained without jeopardizing the obligation to serve firm customers. During fiscal 1995, a number of supply contracts were put out for bid, renegotiated or terminated. For example, the Registrant restructured one if its major supply contracts from a 365 day supply contract to a 151 day winter-only contract resulting in significant savings. Over the next several years, the Registrant plans to restructure other contracts as their terms expire.

      Although the Registrant has significantly increased its storage capacities since the Federal Energy Regulatory Commission (FERC) Order 636 implementation, it continues to explore opportunities to add additional storage to its portfolio as a replacement for higher cost supplies as

                                   I-3


contracts expire. New storage will enhance the Registrant's ability to provide the flexibility needed to meet rapid shifts in temperature, manage market swings and stay competitive in the post FERC Order 636 environment.

     Rates and Regulation. ProvGas is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. North Attleboro Gas Company is subject to similar regulatory jurisdiction by the Massachusetts Department of Public Utilities (MDPU). The standards set by these regulatory bodies affect all aspects of the Gas Companies' businesses, including their ability to market to new customers and to meet competition from other fuel suppliers -- see Competition and Marketing.

      In July 1994, ProvGas filed an Integrated Resource Plan (IRP) with the RIPUC. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources such that customers receive high quality services at the lowest possible costs.

      Subsequent to year-end, ProvGas filed a three-year Settlement Agreement between itself and the Division of Public Utilities and Carriers regarding the IRP. The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking mechanism.

      In addition, the Settlement Agreement contains a general agreement that ProvGas' strategy and steps prepared in its supply plan are reasonable. The status of the Settlement Agreement is currently pending.

      In February 1995, ProvGas filed for rate relief requesting an approximate 8 percent general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures. On November 17, 1995, the RIPUC issued its decision on the rate request made by ProvGas. In its decision, the RIPUC authorized ProvGas to increase its rates to recover additional annual
revenues in the amount of $3,990,000.   Subsequent to the issuance of the
rate decision, the RIPUC approved ProvGas' motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. Additionally, as a result of the order, ProvGas will record several adjustments to its first quarter 1996 financial statements.
Specifically:

a) ProvGas will begin calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, ProvGas was required to estimate two year's increase in expense. As a result, ProvGas will reduce its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $3,900,000 before tax.
                                   I-4

b) ProvGas will write-off and not recover the $1,600,000, before tax, of restructuring costs previously deferred. (See Footnote 8 to the Notes to the Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders filed herewith as Exhibit 13.) The RIPUC had previously allowed ProvGas recovery of similar costs, but determined that the costs of the 1994 reorganization should not be recovered in rates.

c) ProvGas will write-off approximately $400,000, before tax, of previously deferred rate case expenses. (See Footnote 1 to the Notes to the Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders filed herewith as Exhibit 13.)

d) ProvGas will write-off approximately $461,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with generally accepted accounting principles and were based on Federal Energy Regulatory Commission guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of previously capitalized costs.

The net effect of the above adjustments will be recorded in ProvGas' first quarter financial statements, and based on management's current estimates will not have a material impact.

     The following table sets forth the results of ProvGas' applications before the RIPUC for revenue increases since 1981.


               Annualized                     Annualized     Authorized
  Date of   Revenue Increase  Date Rates   Revenue Increase   Return on
Application    Requested       Effective    Allowed  (*)    Common Equity

 5/17/90      $15,800,000      03/15/91      $9,176,000         12.8%
 1/15/93        9,100,000 (**) 11/14/93         694,000         11.2
 2/16/95       14,880,000 (***)12/17/95       4,161,572 (****)  10.9


(*) Although the RIPUC reviews and approves all changes in gas costs billed to customers through the Cost of Gas Adjustment (CGA) clause, such changes are not part of the general rate filings described above. See Footnotes 1 and 9 in Notes to the Consolidated Financial Statements contained in the Registrant's 1995 Annual Report to Shareholders filed herewith as Exhibit 13.

(**) Rate increase requested on January 15, 1993 of $9.1 million was recalculated to $6,970,000 on September 14, 1993 due to cost of service adjustments reflecting cost savings.

(***) Rate increase requested on February 16, 1995 of $14.9 million was revised to $13,222,000 on July 18, 1995 due to lower projected costs.

(****) The allowed annualized revenue increase of $4,161,572 is comprised of an initial award of $3,990,000 plus a revenue adjustment of $171,572 due to a reconsideration motion.

      In May 1995, ProvGas filed a request for a new rate design with the RIPUC. The new request continues the movement towards equalized rates of return for each of the customer classes as well as allowing for the unbundling of certain services to ProvGas' largest customers. The rate design request is revenue neutral. A major focus of the rate design request is to improve the economic development climate and prospects for job creation in Rhode Island. This request in currently pending.

      ProvGas' cost of gas adjustment (CGA) clause contains a provision that enables the Company to retain margins associated with non-firm sales and transportation. Specifically, non-firm margins above a threshold are shared at the ratio of 66 2/3% to firm customers and 33 1/3% to ProvGas. The non-firm margin threshold is calculated annually based on the average of non-firm sales and transportation margins for the preceding three years. For fiscal 1995, ProvGas retained non-firm sales and transportation margins of approximately $200,000 based on realized margins of $3.0 million and a threshold of $2.4 million.

       In October 1995, North Attleboro Gas received approval of its fifth and final rate increase under the qualified five year phase-in plan.
Under the terms of the agreement, a 32 percent increase was phased-in over five years effective November 1, 1991. See Footnote 9 to the Notes to the Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders filed herewith as Exhibit 13.

     Competition and Marketing.   The Registrant experienced moderate
growth in both residential and commercial/industrial markets. In all, the average annual number of customers rose 1.4 percent to 164,587.

      About half the residential homes on or near the Registrant's distribution lines use an alternate fuel for heating. In addition, there are about 28,000 housing units in the service territory that heat with high cost electricity, making them excellent potential conversion customers. In 1995, residential heating conversions increased to 765 homes.

      In 1996, the Registrant's core marketing efforts will focus on building loyalty with existing customers by offering incentives to encourage the addition of gas appliances and energy related services. The Registrant will continue joint marketing with the local network of heating contractors to promote heating conversions of customers on existing gas mains.

      The Registrant is working closely with the RIPUC to develop a new rate structure that will allow the Registrant to more effectively compete with alternate fuel providers. In addition, the Registrant has proposed to offer unbundled services designed to respond to the needs of its largest customers, such that those customers would have the option to purchase natural gas directly from suppliers and use the Registrant to transport the gas. This proposal will foster a more competitive and flexible gas market in Rhode Island. To remain competitive, the Registrant must be able to offer commercial/industrial businesses value-added services at competitive prices.

      For example, in 1995, the Registrant negotiated and received RIPUC approval for five special agreements that allowed the Registrant to offer unbundled services to several large manufacturing companies. Without this customized approach, these companies would have utilized other fuel and delivery alternatives, resulting in an annualized loss of operating margin of approximately $600,000.

      Emerging markets are expected to provide significant long-term opportunities for growth. The Registrant expects strong growth in natural gas internal combustion engines. These engines--used in large-scale air conditioning, industrial water pumps, and air compressors--are significantly less expensive to operate than comparable electric motors.

      The Registrant continues to be a leader in the promotion of natural gas vehicles. The Registrant opened the first public fueling station in New England and has 15 local companies and state agencies using the station.

      Natural gas fuel cell technology holds great promise for the future. These fuel cells convert natural gas into electricity through an electrochemical process, dramatically reducing emissions and noise normally associated with power generating equipment. In 1995, the Registrant helped the Newport Naval Education and Training Center become the third military facility in the country to operate this new technology and is now selling about 15 MMcf of natural gas annually to the center. The Registrant believes this extraordinarily efficient technology will become more common.

      The Registrant is developing energy-related alliances and partnerships outside of its traditional markets. In late 1995, the Registrant formed a strategic alliance with Catex Vitol Gas Inc., a large, Boston-based marketing and trading company with average natural gas sales of 1.4 Bcf per day. This alliance, the first for both companies, will provide coordinated management and marketing of natural gas services, including retail and wholesale sales to commercial and industrial customers throughout New England.

      The Registrant helped The Providence Housing Authority convert to gas fired hot water heaters by using the substantial annual savings from the conversion to pay off loans the Registrant provided. In 1995, the Registrant expanded this program in cooperation with the Federal
Department of Housing and Urban Development to include federally subsidized housing in other areas of the state.

  Employees. As of September 30, 1995, the Gas Companies had 553 full-time employees. Approximately 275 distribution and customer service employees are covered by a collective bargaining agreement with Local 12431 of the United Steelworkers of America. Negotiations held subsequent to year-end have resulted in a new five year agreement to become effective in January 1996. The agreement may be opened by either party in year three or four, with a sixty day prior notice. The agreement calls for a general wage increase of 3.5 percent in 1996 and 3.25 percent each year from 1997 to 2000.

     Additionally, during 1995, a new bargaining unit, Local 12431 A of the United Steelworkers of America, was established to represent 98 office and clerical employees. Negotiations for a first labor agreement covering these employees will commence in early 1996.

  Gas Distribution Systems. The Gas Companies' distribution systems consist of approximately 2,400 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 140,000 services, (a service is a pipe connecting a gas main with piping on a customer's premises), and approximately 161,000 active gas meters together with related facilities and equipment. The Gas Companies have regulating and metering facilities at nine points of delivery from Algonquin and one point of delivery from Tennessee, which the Gas Companies presently believe to be adequate for receiving gas into their distribution systems.

  Storage Facilities. The Registrant has contracts with a number of interstate pipelines for rights to store natural gas in underground storage facilities located on or near its systems. These contracts enable the Registrant to store up to 2,652 MMcf, which is available for firm delivery. Also, additional storage capabilities of 585 MMcf are available on an interruptible basis.

      The Registrant has an agreement with Algonquin for the storage of up to the equivalent of 1,300 MMcf of vaporized LNG in a tank owned by Algonquin and located on land leased to Algonquin by the Registrant. The agreement expires in September 2001, but the Registrant has an option to extend the agreement for an additional thirty years. The Registrant owns and operates an LNG storage and vaporization facility which has the capacity to store the equivalent of 200 MMcf of vaporized LNG.

   Nonutility Operations. As described earlier, the Registrant conducts its nonutility operations through a wholly-owned subsidiary, Newport America. These operations total less than two percent of the Registrant's consolidated assets and consolidated revenues.

     During fiscal 1995, Newport America had three wholly-owned subsidiaries engaged in various nonutility businesses. Prudence Corporation owns real estate for investment and rental purposes. S & M Appliance Service Company, whose nonutility assets were sold in August 1992, was a wholesale distributor of gas heating and air conditioning equipment with installation and service capabilities. Patience Realty Corporation was involved in operating a timeshare and condominium complex along the waterfront in Newport, Rhode Island (the Wellington Project).

Special Factors Affecting the Natural Gas Industry

     General. The natural gas industry is subject to numerous legislative and regulatory requirements, standards and restrictions that are subject to change and that affect the Gas Companies to varying degrees. Significant industry factors that have affected or may affect the Gas Companies from time to time include: lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Gas Companies' operations; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; increases in the price of natural gas; and competition with other gas suppliers for industrial customers, including potential attempts to bypass the Gas Companies' facilities.

     FERC Regulations. In recent years FERC has been attempting to increase competition with regard to the transportation and sale of natural gas in interstate commerce. Beginning in late 1985, FERC began promulgating orders that allow all industry participants access to pipeline transportation on an open, nondiscriminatory basis to the extent of available capacity.

   Recent FERC orders are in furtherance of its policy to make gas transportation and alternate supply sources more accessible to all parties, including local distribution companies and their customers. Such open access allows the Gas Companies to obtain its supply through a more competitive national gas pipeline system, where and when capacity is available.

  FERC Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant has negotiated new pipeline transportation and gas storage contracts.

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

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $17 million and $19 million of which $12.6 million has been included in the CGA and is currently being collected from customers. The remaining minimum obligation of $4.4 million has been recorded in the accompanying consolidated balance sheets of the Registrant's 1995 Annual Report to Shareholders filed herewith as Exhibit 13 along with a regulatory asset anticipating future recovery through the CGA.

  The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. Negotiations are continuing on one additional pipeline, and based on the information available, the Registrant believes that its current range for transition costs is reasonable.

Environmental Regulations

Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations, and may include expending funds to investigate or clean-up certain sites. To the best of its knowledge, subject to the following, the Registrant believes it is in substantial compliance with such laws and regulations.

At September 30, 1995, the Registrant was aware of three sites at which future costs may be incurred.

The Registrant has been designated as a potentially responsible party
(PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management. The purpose of this study is to determine the extent of environmental contamination at the site, if any. The study is continuing, and although results are not conclusive, preliminary findings indicate that clean-up may be required. The level of clean-up is likely to vary significantly depending upon the proposed future use of the site. In fact, if the site remains in its present use, only minimal clean-up may be required. As of September 30, 1995, the Registrant cannot estimate the future cost of investigation and clean-up as a result of the uncertainties discussed. As of September 30, 1995, approximately $590,000 had been spent on studies at this site.

In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $841,000 have been charged to the accumulated depreciation reserve at September 30, 1995. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

In addition to rate recovery, management has a program to ascertain the possibility of recovery under prior insurance coverage. Also, management has begun discussions with other parties who may assist the Registrant in paying future costs at the above sites. Management believes that its program for managing environmental issues combined with rate recovery, possible insurance recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above three sites.

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

ITEM 2. PROPERTIES

   In addition to the Registrant's gas distribution system and storage facilities, which constitute the principal properties of the Registrant, the Registrant owns several buildings and other facilities in Newport, Providence and Westerly which house its offices and provide floor space for its distribution and maintenance facilities.

   Substantially all the foregoing properties are mortgaged as collateral for the outstanding First Mortgage bonds of ProvGas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not Applicable

                               PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDERS' MATTERS

       The Registrant's common stock is listed on the American Stock Exchange and trades under the symbol "PVY". As of December 21, 1995, there were 6,338 holders of record of the Registrant's outstanding common stock. For the balance of the information called for by this item, reference is made to the materials under 'Dividends' and 'Common stock information' in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995, which is filed herewith under Part IV as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

       For the information called for by this item, reference is made to page 18 of the Registrant's Annual Report to shareholders (pages 21 through 28 of this Form 10-K) for the fiscal year ended September 30, 1995, which is filed herewith under Part IV as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Regarding the information that relates to this item, reference is made to pages 14 through 17, of the Registrant's Annual Report to Shareholders (pages 14 through 20 of this Form 10-K) for the fiscal year ended September 30, 1995, which is filed herewith under Part IV as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       For the information called for by this item, reference is made to pages 19 through 31 of the Registrant's Annual Report to Shareholders (pages 23 through 49 of this Form 10-K) for the fiscal year ended September 30, 1995, which is filed herewith under Part IV as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable





                                II-1


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   The following information is furnished with respect to the executive officers of the Registrant:

                                                              Year
                                                             Office
Name and Age                     Office                    First Held

James H. Dodge        (55)   Chairman, President and Chief
                             Executive Officer                   1992

James DeMetro         (47)   Vice President Energy Services     1992

Gary S. Gillheeney    (40)   Vice President Financial
                             and Information Services,
                             Treasurer and Assistant
                             Secretary                           1994

Alycia L. Goody       (43)   Vice President, General Counsel and
                             Corporate Secretary                 1994

Patricia O. Keene     (50)   Vice President Customer Activities 1994

William D. Mullin     (47)   Vice President Corporate Relations 1994

Robert W. Owens       (47)   Vice President Operations
                                                                 1994

Bruce G. Wilde        (49)   Vice President Human Resources
                             and Assistant Secretary             1994

   Mr. Dodge was elected President and Chief Executive Officer of the Registrant and ProvGas in August 1990 after the retirement of Louis R. Hampton. Mr. Dodge subsequently became Chairman of the Board in January 1992. Prior to his employment with the Registrant, he was President and Chief Executive Officer of Vermont Gas Systems, Inc. Vermont Gas Systems, Inc. is a regulated public utility which sells natural gas to a portion of the population of the State of Vermont.

   Mr. DeMetro was elected Vice President Energy Services of the
Registrant and ProvGas in March 1992. For more than five years prior thereto, Mr. DeMetro served the Brooklyn Union Gas Company, a regulated natural gas utility, in various management positions, most recently as Manager, Rates and Regulations.

  Mr. Gillheeney was elected Vice President Financial and Information Services, Treasurer and Assistant Secretary of the Registrant and ProvGas in January 1994. For more than five years prior thereto, Mr. Gillheeney served ProvGas in various management positions, most recently as Assistant Treasurer and Controller.

                                III-1


   Ms. Goody was elected Vice President General Counsel and Corporate Secretary of the Registrant and ProvGas in December 1994. For four years prior thereto, Ms. Goody served the Registrant and ProvGas as General Counsel and Corporate Secretary. For two more years prior to that, Ms. Goody served ProvGas as Corporate Counsel.

   Ms. Keene was elected Vice President Customers Activities of the Registrant in December 1994. For more than five years prior thereto, Ms. Keene served as General Manager for NYNEX in various capacities.

   Mr. Mullin was elected Vice President Corporate Relations of the Registrant and ProvGas in January 1994. For five years prior to his current position with the Registrant and ProvGas, he served ProvGas in various management positions, most recently as Vice President
Operations.

   Mr. Owens was elected Vice President Operations of the Registrant and ProvGas in January 1994. For more than five years prior thereto, Mr. Owens served the Registrant and ProvGas in various management positions, most recently as Vice President, Treasurer and Chief Financial Officer.

  Mr. Wilde was elected Vice President Human Resources and Assistant Secretary of the Registrant and ProvGas in May 1994. For more than five years prior thereto, Mr. Wilde served ProvGas in various management positions, most recently as Assistant Vice President for Personnel.
























                                III-2

DIRECTORS OF THE REGISTRANT

  The following information is furnished with respect to the Directors of the Registrant:



  Name                 Director Since    Expiration of Term

Gilbert R. Bodell, Jr.       1980               1995

James H. Dodge               1991               1997

John H. Howland              1993               1996

Douglas H. Johnson           1993               1996

Dorothy G. Kramer            1976               1997

Paul F. Levy                 1995               1998

Romolo A. Marsella           1993               1996

M. Anne Szostak              1995               1998

Kenneth W. Washburn          1975               1997

W. Edward Wood               1995               1998

  Gilbert R. Bodell, Jr. is Chairman and former President, Frontier Manufacturing Company (textiles); former Vice President, Valley Lace Company and Esten Dyeing and Finishing Company, Inc.

  James H. Dodge has been Chairman since January 1992 and President and Chief Executive Officer of the Registrant since August 1990; from 1984 through August 1990: President and Chief Executive Officer of Vermont Gas Systems, Inc. (a regulated natural gas utility) and affiliated companies.

  John H. Howland is President and Chief Operating Officer, Original Bradford Soap Works, Inc.

  Douglas H. Johnson is Vice President and Managing Partner, Van Leesten & Johnson, Inc. (business and urban planning consultants); since October 1991; from 1980 to October 1991: President and Chief Executive Officer, Peerless Precision, Inc. (aerospace manufacturing company).





                                III-3

  Dorothy G. Kramer is a retired Senior Vice President, Treasurer and Corporate Secretary, Taco, Inc. (manufacturers of pumping, heat transfer and hydronic control equipment).

  Paul F. Levy is Adjunct Professor, Massachusetts Institute of
Technology.  From 1992 to 1995, Visiting Lecturer; from 1987 to 1992:
Executive Director, Massachusetts Water Resources Authority (a public authority).

  Romolo A. Marsella is President, Marsella Development Corporation (real estate development).

  M. Anne Szostak is Senior Vice President, Fleet Financial Group; Chairman of the Board, Fleet Bank, Maine. From 1991 to 1994:
President and Chief Executive Officer, Fleet Bank of Maine; and from 1988 to 1991: Vice President, Fleet Financial Group.

  Kenneth W. Washburn is Chairman and President, Union Wadding Company (manufacturers of non-woven textiles).

  W. Edward Wood is President, BDS Management Group (management and consulting services to a variety of private businesses); from November 1990 to May 1991: Chief of Staff to Governor-elect and Governor of Rhode Island; from January to November 1990: Chief of Staff, Phoenix Associates III (private investment group).

ITEM 11.  EXECUTIVE COMPENSATION

  For the information called for by this item, reference is made to pages 5 to 10 of the Registrant's proxy statement filed December 19, 1995 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 18, 1996.




















                             III-4

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    For the information called for by this item, reference is made to page 12 of the Registrant's proxy statement filed December 19, 1995 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 18, 1996.

     Section 16 Compliance

    For the information called for by this item, reference is made to page 13 of the Registrant's proxy statement filed December 19, 1995 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 18, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For the information called for by this item, reference is made to page 4 of the Registrant's proxy statement filed December 19, 1995 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 18, 1996.



























                             III-5

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K PROVIDENCE ENERGY CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


(a) Financial Statements and Schedules

Consolidated Balance Sheets--September 30, 1995 and 1994
Consolidated Statements of Income for the years ended September 30,
  1995, 1994 and 1993
Consolidated Statements of Cash Flows for the years ended September 30,
  1995, 1994 and 1993
Consolidated Statements of Capitalization--September 30, 1995
  and 1994
Consolidated Statements of Changes in Common Stockholders' Investment for
  the years ended September 30, 1995, 1994 and 1993
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Consent of Independent Public Accountants

The financial statements and related notes listed above are incorporated by reference to Providence Energy Corporation's Annual Report to Shareholders (see pages 21 through 48 of this Form 10-K) for the year ended September 30, 1995, filed herewith as Exhibit 13.

II.  Reserves for the years ended September 30, 1995, 1994 and 1993.

   Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b) Reports on Form 8-K
   No reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1995.

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

   4.2(a) Thirteenth Supplemental Indenture dated as of May 1, 1986 from The
          Providence Gas Company to Rhode Island Hospital Trust National
          Bank.

   4.3 First Mortgage Indenture of The Providence Gas Company dated as of January 1, 1922, as supplemented by First through Twelfth Supplemental Indentures (incorporated by reference to Exhibit
          10.10 to registration statement of The Providence Gas Company on Form S-1 (Registration No. 2-72726)).

   4.4 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures of The Providence Gas Company dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively (incorporated by reference to Exhibit 4 to the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31,
          1993).

   4.5 Seventeenth Supplemental Indenture of The Providence Gas Company dated as of November 1, 1993. (Filed as Exhibit 4.5 to the report of The Registrant in Form 10-K for the year ended September 30, 1993 incorporated herein by this reference.)

   4.6 Eighteenth Supplemental Indenture of The Providence Gas Company dated as of December 1, 1995.

   10.1 Material contracts filed as Exhibit 10 (a) through 10 (ff) to Registrant Statement of the Registrant on Form S-2 (Registration No. 33-24125), incorporated herein by this reference.

   10.2 Management contract dated December 19, 1994 between James H. Dodge, Chairman, President and Chief Executive Officer of The Providence Gas Company, and the said Company. (Filed as Exhibit
          10.2 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

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

   10.6 Management contract dated December 19, 1994 between James DeMetro, Vice President Energy Services of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.6 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   10.7 Management contract dated December 19, 1994 between Robert W. Owens, Vice President Operations of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.7 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   10.8 Management contract dated December 19, 1994 between Gary S. Gillheeney, Vice President, Financial and Information Services, Treasurer and Assistant Secretary of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.8 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   10.9 Management contract dated December 19, 1994 between William D. Mullin, Vice President, Corporate Relations of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.9 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   13 Portions of the Annual Report to shareholders for the fiscal year ended September 30, 1995. (Pages 14 through 35.)

   22     Subsidiaries of the Registrant.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Board of Directors of
Providence Energy Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Providence Energy Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 17, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP





Boston, Massachusetts
November 17, 1995

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Board of Directors of
Providence Energy Corporation:


As independent public accountants, we hereby consent to the incorporation by reference of our report dated November 17, 1995, included in this Form 10-K, into the Company's previously filed registration statements on Forms S-3, Registration No. 33-62318; S-3 Registration No. 33-70086; S-3, Registration No. 33-31768; S-8, Registration No. 33-31770; and S-8 Registration No. 33-43031. It should be noted that we have not audited any financial statements of the Company subsequent to September 30, 1995, or performed any audit procedures subsequent to the date of our report.






Arthur Andersen LLP





Boston, Massachusetts
December 26, 1995












                                   IV-6
Supplemental Schedule

                    PROVIDENCE ENERGY CORPORATION      Schedule II
                    RESERVES FOR THE YEARS ENDED
 SEPTEMBER 30, 1995, SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993
                    (Thousands of Dollars)
                                                          Charge
                                                          for
                                                          Which
                                Additions                 Reserves
                       Balance  Charged       Other        Were    Balance
                       9/30/94  to Operations Add (Deduct) Created 9/30/95

RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,671     $3,169      $    --     $3,845   $1,995
    Allowance for lease
      receivables -
        current            367          4           --         34      337
        other               80         --           --         --       80
   Total               $ 3,118     $3,173      $    --    $ 3,879   $2,412
                       =======     ======      =======    =======   ======
  Allowance for lease
    receivables -
      long-term        $   951     $   --      $  (200)   $   100   $  651
                       =======     ======      =======    =======   ======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $15,506     $2,142      $   827    $(259)(C)$18,734
  Unamortized investment
    tax credit           2,851         --           --       160     2,691
  Other-
    Liability and
      damage reserve       421        400           --       487       334
    Other                6,665        623        1,496(A)  2,701     6,083
      Total other        7,086      1,023        1,496     3,188     6,417
      Total deferred
        credits and
         reserves      $25,443     $3,165      $ 2,323    $3,089   $27,842
                       =======     ======      =======    ======   =======









                                   IV-7
                                                     Schedule II (cont'd)

                                                         Charge
                                                         for
                                                         Which
                               Additions                 Reserves
                      Balance  Charged       Other        Were     Balance
                      9/30/93  to Operations Add (Deduct) Created  9/30/94

RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,026    $4,991      $    --     $4,346   $ 2,671
    Allowance for lease
      receivables -
        current            390        11           --         34       367
        other               96        --           --         16        80
   Total               $ 2,512    $5,002      $    --    $ 4,396   $ 3,118
                       =======    ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $   778    $  316      $    --    $   143   $   951
                       =======    ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $14,018    $7,033      $    --    $ 5,545   $15,506
  Unamortized investment
    tax credit           3,010        --           --        159     2,851
  Other-
    Liability and
      damage reserve       296       145           --         20       421
    Other                5,188     1,232        2,785(B)   2,540     6,665
      Total other        5,484     1,377        2,785      2,560     7,086
      Total deferred
        credits and
         reserves      $22,512    $8,410      $ 2,785    $ 8,264   $25,443
                       =======    ======      =======    =======   =======












                                  IV-7(a)

                                                    SCHEDULE II (cont'd)

                                                         Charge
                                                         for
                                                         Which
                               Additions                 Reserves
                     Balance   Charged       Other        Were     Balance
                     9/30/92   to Operations Add (Deduct) Created  9/30/93

RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,275    $3,980      $    --     $4,229   $ 2,026
    Allowance for lease
      receivables -
        current            417        17           --         44       390
        other               --        96           --         --        96
   Total               $ 2,692    $4,093      $    --    $ 4,273   $ 2,512
                       =======    ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $   760    $  190      $    --    $   172   $   778
                       =======    ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $13,474    $  544      $    --    $    --   $14,018
  Unamortized investment
    tax credit           3,167        --           --        157     3,010
  Other-
    Liability and
      damage reserve       146       150           --         --       296
    Other                4,822     1,129        1,636 (A)  2,399     5,188
      Total other        4,968     1,279        1,636      2,399     5,484
      Total deferred
        credits and
         reserves      $21,609    $1,823      $ 1,636    $ 2,556   $22,512
                       =======    ======      =======    =======   =======



(A) Includes advance payments on customers' service agreements and adjustments to the regulatory pension liability.
(B) Principally a reserve for restructuring charges which was offset by a deferred regulatory asset. Also reported are advance payments on customer service agreements and adjustments to the regulatory pension liability.
(C) Represents adjustments to the regulatory asset and liability for FAS No. 109 activity.


                                  IV-7(b)



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

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the Securities being registered, the Registrant will, unless in the opinion of its counsel that matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act, will be governed by the final adjudication of such issue.

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

                      Date December 26, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                Title                           Date

JAMES H. DODGE            Chairman, President and CEO           12-22-95
James H. Dodge            (Principal Executive Officer)

GARY S. GILLHEENEY        Vice President, Financial             12-22-95
Gary S. Gillheeney        and Information Services,
                          Treasurer and Assistant Secretary

GILBERT R. BODELL, JR.    Director                              12-21-95
Gilbert R. Bodell, Jr.

JOHN H. HOWLAND           Director                              12-21-95
John H. Howland

DOUGLAS H. JOHNSON        Director                              12-19-95
Douglas H. Johnson

DOROTHY G. KRAMER         Director                              12-21-95
Dorothy G. Kramer

PAUL F. LEVY              Director
Paul F. Levy                                                    12-21-95

ROMOLO A. MARSELLA        Director                              12-21-95
Romolo A. Marsella

M. ANNE SZOSTAK           Director
M. Anne Szostak                                                 12-21-95

KENNETH W. WASHBURN       Director                              12-21-95
Kenneth W. Washburn

W. EDWARD WOOD            Director
W. Edward Wood                                                  12-19-95
                                    IV-10
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PROVIDENCE ENERGY CORPORATION

                      By
                                James H. Dodge, Chairman,
                                President and CEO

                      Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                Title                           Date

                          Chairman, President and CEO
James H. Dodge            (Principal Executive Officer)

                          Vice President, Financial
Gary S. Gillheeney        and Information Services,
                          Treasurer and Assistant Secretary

                          Director
Gilbert R. Bodell, Jr.

                          Director
John H. Howland

                          Director
Douglas H. Johnson

                          Director
Dorothy G. Kramer

                          Director
Paul F. Levy

                          Director
Romolo A. Marsella

                          Director
M. Anne Szostak

                          Director
Kenneth W. Washburn

                          Director
W. Edward Wood
                                    IV-10

EXHIBIT 13.  PORTIONS OF ANNUAL REPORT OF REGISTRANT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

     The Registrant's current operating revenues, operating margin and net income have decreased over the comparable periods presented, as shown in the table below:

                                  (000's)
                                                       Percent
                      1995        1994      Change      Change

Operating revenues  $183,992    $222,778   $(38,786)    (17.4)
Operating margin      83,048      87,674     (4,626)     (5.3)
Net income             6,127       8,089     (1,962)    (24.3)


RESULTS OF OPERATION - 1995 VS 1994

Operating Revenues and Operating Margin

The Registrant experienced the second warmest heating season in 42 years with temperatures averaging 10.5 percent warmer-than-normal. Overall, 1995 was 14.5 percent warmer than 1994, thereby decreasing operating margin by almost $5 million.

As a result of the severe warmer-than-normal temperatures experienced during 1995, residential sales, which provide the Registrant with its greatest source of revenues, decreased 1.4 billion cubic feet (Bcf) or 10 percent from 1994. Offsetting this decrease was a net increase in the average annual number of customers during 1995 over 1994 of approximately 2,300 or
1.4 percent. The moderate increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payment and housing vacancies due to the stagnant economy.

Non-firm sales volumes increased approximately 400 million cubic feet (MMcf) or 9 percent. The increase in non-firm sales of approximately 1,000 MMcf was offset by a decrease in sales of gas for resale purposes of approximately 600 MMcf. The increase in non-firm sales generated approximately $200,000 in additional operating margin as a result of the Registrant's non-firm margin sharing agreement. The decrease in sales of gas for resale purposes did not have an impact on the Registrant's operating margin because the Rhode Island Public Utilities Commission (RIPUC) requires any margin earned from the sale of gas for resale purposes be returned to firm customers through the Cost of Gas Adjustment Clause (CGA).

                            PAGE-14

Continuing efforts to be customer focused and to meet customer expectations resulted in the Registrant negotiating and receiving regulatory approval for five special agreements that allowed us to offer unbundled service to several large manufacturing companies. Without these agreements, these companies would have utilized other fuel and delivery alternatives, resulting in an annualized loss of operating margin of approximately $600,000.

Operating and Maintenance Expenses

Operating and maintenance expenses have decreased $1.9 million or four percent over the last fiscal year. This decrease is due to a lower uncollectible revenue provision resulting from the decrease in operating revenue and a slight improvement in the Registrant's collection of accounts receivable. The remainder of the decrease is primarily attributable to a reduction in labor and related expenses. The restructuring initiative that occurred at the Registrant in June 1994 and the impact of efficiency reviews as part of the continuous improvement programs has also contributed to the reduction in labor expenses. The Registrant continually reviews its operating expenses in order to keep expenses as low as possible. However, the Registrant's expenses can vary based on weather and other factors. As a result, the four percent decrease in expenses experienced in 1995 will not necessarily reoccur in future years.

Taxes

Taxes have decreased $2.1 million or 12.5 percent during the last year. This was mainly due to a reduction in Federal income taxes as a result of lower pre-tax income and a reduction in the state gross earnings tax as a result of lower operating revenues due to warmer-than-normal weather.

Other Income

Other income increased by approximately $669,000 over 1994.
This was attributed to decreases in expenses related to our customer equipment leasing program along with decreases in promotional advertising.

Interest Expense

Interest expense increased approximately $1.1 million or 18.1 percent as compared to 1994. A significant increase in short-term interest rates plus a slight increase in overall weighted average short-term borrowings caused the increase in interest expense.


                            PAGE-15


Future Outlook

In August 1995, the Registrant and Catex Vitol Gas Inc. formed a strategic business alliance to jointly market natural gas and other energy services. This agreement is the first such business alliance for both companies. This alliance will provide coordinated management and marketing of natural gas services, including retail marketing and wholesale delivery to industrial and commercial customers throughout New England. Catex Vitol will contribute its experience in gas acquisition and transportation and its expertise in financial energy services. With this alliance, customers in Rhode Island and throughout New England will have greater access to energy products and services. The Registrant has proposed that the net profit earned by the Registrant as a result of this alliance be credited to the firm customer by inclusion in the Registrant's cost of gas adjustment clause. The net profit is not expected to have material impact on the Registrant's margin.

The Registrant currently owns and operates North Attleboro Gas Company (North Attleboro Gas), a small gas distribution company with over 3,000 customers located in Massachusetts. The Registrant is currently assessing the long-term strategic fit of North Attleboro Gas. Our assessment of this operation is part of our periodic evaluation of the strategic fit and financial performance of all our major assets. The Registrant is considering various options for North Attleboro Gas, including a restructuring of operations, a request for a rate increase or the possible sale of North Attleboro Gas to another party. No decision has been made with respect to this matter and any decision will not likely result in a material change in the results of operations or the financial position of the Registrant.

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which will be effective for the Registrant in fiscal 1997. Based on a preliminary review of this Statement, management does not believe SFAS No. 121 will have an impact on the Registrant's results of operations or financial position. The FASB has also released Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". Although this Statement will increase footnote disclosures regarding the Registrant's stock plans, management does not believe SFAS No. 123 will have an impact on the Registrant's results of operations or financial position.




                            PAGE-16


RESULTS OF OPERATIONS - 1994 VS 1993

Operating Revenues and Operating Margin

On October 14, 1993, the RIPUC approved the Registrant's request to adopt a new rate design, including a declining block rate structure, seasonal gas cost accounting and higher customer charges, effective November 14, 1993. The declining block rate structure allows the Registrant to recover more fixed costs through rates immediately when a customer begins using natural gas. Also, the new block rate structure will help balance customer bills during the year and will help protect the Registrant and its customers during periods of extreme weather conditions in the winter months. This new block rate structure should result in a stabilization of earnings from year to year. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award included an allowed return on equity of 11.2 percent. In 1994, for accounting and gas cost recovery purposes, the Registrant recorded the embedded cost of gas using seasonal gas cost factors of $4.26 per thousand cubic feet (Mcf) during November 1993 through April 1994 and $2.77 per Mcf during May 1994 through September 1994. The ultimate effect of the seasonal gas cost accounting will be that quarterly operating margin will decrease in the winter months and increase in the summer months when compared to the previous method. Assuming normal weather, annual earnings should not be affected by this change.

Another significant attribute of the new rate design structure as compared to the previous method is a higher customer charge. The average monthly customer charge has been increased to recognize that a portion of the Registrant's costs are relatively fixed and should be recovered from customers regardless of gas consumption. The Registrant's volumetric charge has decreased in order to offset the increased customer charge.

For the first time in 12 years, the Registrant experienced a colder-than-normal heating season. During 1994, temperatures averaged 4.7 percent colder-than-normal. In addition, 1994 weather was also 4.5 percent colder than 1993, thereby increasing operating margin by approximately $700,000.

As a result of the colder temperatures experienced during 1994, residential sales, which provide the Company with its greatest source of revenues, increased 339 MMcf or 2.5 percent over 1993. Also affecting the increase was a net increase in the average annual number of customers during 1994 over 1993 of approximately 2,100 or 1.3 percent. The moderate increase

                            PAGE-17

was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payment and housing vacancies due to the stagnant economy.

Non-firm sales volumes increased approximately 1,000 MMcf or 28 percent reflecting an increase in sales to other natural gas utilities. Offsetting the above was a small decrease in off-system cogeneration sales (approximately 300 MMcf) due to the expiration of a short-term contract with a cogeneration customer located outside the Registrant's service territory. Both of these items, however, did not have a material impact on the Registrant's operating margin or results of operations because the RIPUC limits the amount of margin the Registrant can retain. Any margin earned, which is greater than or less than the RIPUC limits, is returned to or collected from customers through the CGA.

Operating and Maintenance Expenses

Overall, other operation and maintenance expenses increased approximately $2.4 million or 5.4 percent during 1994 as compared to 1993. The increase was the result of a higher uncollectible revenue provision, normal wage increases granted due to negotiated union contract terms, employee merit raises and expected one-time legal and related expenses associated with compliance with Federal Energy Regulatory Commission
(FERC) Order 636. Additionally, the Registrant implemented a new accounting standard for accounting for post-retirement healthcare benefits which increased the annual expense by $167,000. This increase was fully recovered in rates. Furthermore, maintenance expenses increased, reflecting a higher level of service and system repair work, caused primarily by the colder-than-normal weather experienced during the peak heating season.

Offsetting the above increases was a restructuring initiative that occurred at the Registrant in June 1994. The intent of the restructuring was to significantly improve the Registrant's customer services, lower operating expenses and increase operating efficiencies. The Registrant, during 1994, realized approximately $200,000 in savings as a result of the restructuring.

Taxes

Taxes increased approximately $850,000 or 5.3 percent during 1994. The increase in taxes, mainly Federal income and state gross receipts, were the result of higher pretax income and higher operating revenues, respectively. Offsetting the above increase was a decrease in property taxes resulting from an aggressive program over prior years to work with the local cities and towns to reduce the assessment on which the Registrant pays taxes.
                            PAGE-18

During 1994, the Registrant adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and liability approach to account for income taxes. There were significant adjustments incorporated into the consolidated balance sheet. However, there was no income statement impact as a result of the adoption of SFAS No. 109. For a more detailed explanation, see Footnote 2 to the Notes to the Consolidated Financial Statements filed herewith as Exhibit 13.

Interest Expense

Interest expense for 1994 decreased approximately $400,000 or
6.1 percent as compared to 1993. A small increase in short-term interest rates offset by a decline in weighted average borrowings caused a decrease in short-term interest expense. Long-term interest expense decreased as a result of the refinancing of higher cost debt and sinking fund payments.

Liquidity and Capital Resources

During 1995, the Registrant experienced a $12.6 million increase in its net cash provided by operations. Increases in non-cash expenses, such as deferred taxes and depreciation, and the collection of gas costs from the under-collection that existed in 1994, provided the major reasons for the increase in net cash provided by operations.

On October 3, 1991, the Massachusetts Department of Public Utilities (MDPU) approved a settlement order reached between the Massachusetts Attorney General's Office and North Attleboro Gas Company. Due to the magnitude of the rate award (32 percent), the MDPU ordered North Attleboro Gas to phase-in the award over a five year period effective November 1, 1991. As a result, North Attleboro phased-in an annual revenue increase of $141,137 on November 1, 1994. The final revenue increase of $94,445 was phased-in on November 1, 1995.

In December 1995, the Registrant issued $15 million of First Mortgage Bonds bearing an interest rate of 7.5 percent. These First Mortgage Bonds are designated as Series R and will mature in December 2025. The net proceeds received were used to paydown the Registrant's short-term debt. See Footnote 3 to the Notes to the Consolidated Financial Statements filed herewith as Exhibit 13.

The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. As of September 30, 1995, the Registrant had lines of credit totaling $66,000,000
($48,500,000 committed) with borrowings outstanding of $22,337,000.

                            PAGE-19

The Registrant's ability to pay dividends is largely dependent upon receipt of dividends from ProvGas. Approximately $14 million of ProvGas' retained earnings were available for dividends at the end of fiscal 1995 under the most restrictive terms of the Registrant's First Mortgage Bond indenture.

The Registrant continued to offer a Dividend Reinvestment and Cash Stock Purchase Plan (the Plan) for its current shareholders. During 1995, 40.6 percent of the Registrant's shareholders participated in the Plan, with $1.3 million or
21.5 percent of declared dividends reinvested in new shares rather than paid in cash.

Capital expenditures for 1995 of $19.6 million were stable when compared to $19.8 million in 1994. Total anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million.

In February 1995 ProvGas filed for rate relief requesting an approximate eight percent general rate increase. In November 1995, the RIPUC authorized ProvGas to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. As part of this award, ProvGas is allowed to earn a 10.9% return on common equity. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs and an increase in capital expenditures. Please see Footnote 11 to the Notes to the Consolidated Financial Statements filed herewith as Exhibit 13.

COMMON STOCK INFORMATION

                                                 Dividend Paid
   Quarter Ended              High        Low      Per Share

September 30, 1995          $16 3/8    $14 3/4        $.27
June 30, 1995                16 5/8     14 5/8         .27
March 31, 1995               17 1/2     14 3/4         .27
December 31, 1994            17 3/8     15             .27

September 30, 1994           17 1/2     15 1/8         .27
June 30, 1994                17         14 5/8         .27
March 31, 1994               19 1/8     16 3/8         .26
December 31, 1993            20 1/2     17 7/8         .26





                                     PAGE-20

SELECTED FINANCIAL DATA - SUMMARY OF OPERATIONS
For the Years Ended September 30
(thousands, except per share amounts)
                            1995       1994      1993


Operating revenues        $183,992   $222,778   $209,315
Cost of gas sold           100,944    135,104    126,314
Operating margin            83,048     87,674     83,001
Other operating expenses,
  excluding taxes           54,838     55,838     52,921
Taxes, other than income    11,769     12,540     12,597
Federal income taxes         3,104      4,460      3,554
Total operating
  expenses                  69,711     72,838     69,072
Operating income            13,337     14,836     13,929
Nonutility operations and other:
  Revenues                       -          -          -
  Operating costs                -          -          -
  Other income                 865        196         37
                               865        196         37
Income from continuing
  operations before
  interest expense          14,202     15,032     13,966
Interest expense             7,379      6,247      6,653
Income from continuing
  operations after
  interest expense           6,823      8,785      7,313
Preferred dividends of
  subsidiary                  (696)      (696)      (696)
Net income                   6,127      8,089      6,617
Common dividends             6,062      5,856      4,889
Earnings reinvested in
  the corporation         $     65   $  2,233   $  1,728
                          ========   ========   ========
Weighted average common
  shares outstanding       5,624.2    5,534.1    4,761.8
                          ========   ========   ========
Net income per
  common share            $   1.09   $   1.46   $   1.39
                          ========   ========   ========
Common dividends          $   1.08   $   1.06   $   1.02
                          ========   ========   ========









                                    PAGE - 21


OTHER FINANCIAL DATA
SEPTEMBER 30
                             1995       1994       1993

Total assets              $227,127   $233,311   $224,550
Gas plant--at
  original cost            257,264    239,830    221,769
Gas plant--net of
  depreciation             169,792    159,012    149,272
Capitalization:
  Common stockholders'
    equity                  78,524     77,156     73,368
  Redeemable cumulative
    preferred stock          8,000      8,000      8,000
  Long-term debt            74,482     60,079     62,163
Shares of common stock
  at year end                5,668      5,581      5,486
Book value per share      $  13.85   $  13.82   $  13.37
                          ========   ========   ========






























                                     PAGE-22
FINANCIAL AND OPERATING STATISTICS
For the Years Ended September 30

                            1995       1994        1993

Operating Revenues (thousands of dollars):
  Residential            $106,387   $130,888   $120,997
  Commercial/
  Industrial               61,491     76,174     72,974
  Total Firm              167,878    207,062    193,971
  Interruptible            14,026     14,471     14,336
  Transportation              804        287         54
  Other                     1,284        958        954
    Total operating
      revenues           $183,992   $222,778   $209,315
                         ========   ========   ========
Gas Sold and Transported (MMcf):
  Residential              12,709     14,122     13,783
  Commercial/
  Industrial                8,772      9,360      8,926
  Total Firm               21,481     23,482     22,709
  Interruptible             4,950      4,547      3,985
  Transportation            1,681        656        386
  Total gas sold
    and transported        28,112     28,685     27,080
  Company use and
    losses                    919      1,182      1,187
    Total sendout          29,031     29,867     28,267
                         ========   ========   ========






















                                    PAGE - 23



                             1995       1994       1993

Gas Purchased, Produced and
  Transported (MMcf):
  Pipeline natural
    gas-contract           16,591     22,880     18,044
  Pipeline natural
    gas-spot purchases      7,935      3,533      7,936
  Pipeline natural
    gas-transportation      1,681        656        386
  Underground storage       2,270      1,697        879
  Liquefied natural gas       554      1,101      1,022
  Liquid propane and
   synthetic natural
   gas                          -          -          -
    Total                  29,031     29,867     28,267
                         ========   ========   ========
Average Annual Number Of Customers:
  Residential             147,935    145,793    143,771
  Commercial/
  Industrial               16,509     16,337     16,264
  Total Firm              164,444    162,130    160,035
  Interruptible &
    transportation            143        141        123
     Total                164,587    162,271    160,158
                         ========   ========   ========
Total number of customers
  at year-end             163,294    159,375    159,135
                         ========   ========   ========
Residential Heating:
  Average consumption per
    customer (Mcf)            103        117        116
  Average revenue per
    customer             $    844   $  1,068   $  1,008
  Average rate per
    Mcf                  $   8.19   $   9.10   $   8.68
  Average annual number
    of customers          116,826    114,461    112,497
  Maximum daily sendout
  (MMcf)                      202        206        185
Calendar degree days        5,111      5,977      5,718


1 Mcf is one thousand cubic feet; 1 MMcf is one million cubic feet.

Normal calendar degree days for fiscal years 1995 and 1994 are 5,709; 1993, 1992 and 1991 are 5,811; and 1990 is 5,938.

                                    PAGE - 24
SELECTED FINANCIAL DATA - SUMMARY OF OPERATIONS
For the Years Ended September 30
(thousands, except per share amounts)
                            1992      1991      1990

Operating revenues      $190,341   $169,086 $156,906
Cost of gas sold         111,568    101,707   91,306
Operating margin          78,773     67,379   65,600
Other operating expenses,
  excluding taxes         52,122     47,015   41,545
Taxes, other than
  income                  11,497     11,031   10,281
Federal income taxes       2,774        440    1,709
Total operating
  expenses                66,393     58,486   53,535
Operating income          12,380      8,893   12,065
Nonutility operations and other:
  Revenues                   554      4,877    7,496
  Operating costs            573      4,891    7,207
  Other income               306      1,576      332
                             287      1,562      621
Income from continuing
  operations before
  interest expense        12,667     10,455   12,686
Interest expense           6,837      7,764    7,721
Income from continuing
  operations after
  interest expense         5,830      2,691    4,965
Preferred dividends of
  subsidiary                (696)      (280)      --
Net income                 5,134      2,411    4,965
Common dividends           4,908      6,057    5,916
Earnings reinvested in
  the corporation       $    226   $ (3,646) $  (951)
                        ========   ========  =======
Weighted average common
  shares outstanding     4,478.4    4,337.9  4,235.8
                        ========    =======  =======
Net income per common
  share                 $   1.15   $    .56  $  1.17
                        ========   ========  =======
Common dividends        $   1.10   $   1.40  $  1.40
                        ========   ========  =======








                                    PAGE - 25


OTHER FINANCIAL DATA
SEPTEMBER 30
                           1992       1991      1990

Total assets            $197,459   $189,422  $182,258
Gas plant--at
  original cost          210,087    199,216   189,952
Gas plant--net of
  depreciation           144,767    139,741   135,331
Capitalization:
    Common stockholders'
      equity              54,491     52,302    53,975
    Redeemable cumulative
      preferred stock      8,000      8,000        --
    Long-term debt        60,958     42,885    49,148
Shares of common stock
  at year end              4,534      4,408     4,278
Book value per share      $12.02   $  11.87    $12.62
                          ======   ========   =======

































                                    PAGE - 26
FINANCIAL AND OPERATING STATISTICS
For the Years Ended September 30

                           1992      1991       1990

Operating Revenues (thousands of dollars):
  Residential           $104,658   $ 92,660  $ 105,418
  Commercial/
  Industrial              63,405     57,153     43,120
  Total Firm             168,063    149,813    148,538
  Interruptible           21,394     17,681      6,569
  Transportation              74        735        833
  Other                      810        857        966
     Total operating
      revenues          $190,341   $169,086   $156,906
                        ========   ========   ========
Gas Sold and Transported (MMcf):

  Residential             13,166     11,534     14,452
  Commercial/
  Industrial               8,363      7,637      6,188
  Total Firm              21,529     19,171     20,640
  Interruptible            6,717      5,659      2,084
  Transportation             869      4,127      5,026
  Total gas sold
    and transported       29,115     28,957     27,750
  Company use and
    losses                 1,264      1,445        985
    Total sendout         30,379     30,402     28,735
                        ========   ========   ========

Gas Purchased, Produced and
  Transported (MMcf):
  Pipeline natural
    gas-contract          20,150     21,051     15,060
  Pipeline natural
    gas-spot purchases     7,374      3,210      5,848
  Pipeline natural
    gas-transportation       869      4,127      5,026
  Underground storage        594      1,038      1,305
  Liquefied natural
      gas                  1,329        975      1,488
  Liquid propane and
   synthetic natural
   gas                        63          1          8
    Total                 30,379     30,402     28,735
                          ======     ======     ======




                                    PAGE - 27



                           1992      1991       1990

Average Annual Number Of Customers:
  Residential            143,114    143,207    139,718
  Commercial/
  Industrial              15,889     15,114     13,179
  Total Firm             159,003    158,321    152,897
  Interruptible &
    transportation           115         79         65
     Total               159,118    158,400    152,962
                        ========   ========   ========
Total number of customers
  at year-end            157,087    159,234    155,028
                        ========   ========   ========
Residential Heating:
  Average consumption per
    customer (Mcf)           112         97        128
  Average revenue per
    customer            $    870   $    766   $    920
  Average rate per
    Mcf                 $   7.80   $   7.91   $   7.21
  Average annual number
    of customers         111,176    110,997    106,984
Maximum daily sendout
  (MMcf)                     174        172        163
Calendar degree days       5,502      4,893      5,750

1 Mcf is one thousand cubic feet; 1 MMcf is one million cubic feet.

Normal calendar degree days for fiscal years 1995 and 1994 are 5,709; 1993, 1992 and 1991 are 5,811; and 1990 is 5,938.




















                                    PAGE - 28

CONSOLIDATED BALANCE SHEETS
September 30
(thousands of dollars)                                 1995          1994
ASSETS
Gas plant, at original cost (notes 1,3,6 and 11)   $257,264      $239,830
  Less--Accumulated depreciation and
        utility plant acquisition adjustments        87,363        80,733
                                                    169,901       159,097
Nonutility property, net                              1,958         2,033
Current assets:
  Cash and temporary cash
    investments (notes 1 and 7)                       1,278         1,145
  Accounts receivable, less allowance of
    $2,412 in 1995 and $3,118 in 1994 (notes 1 and 6)14,031        17,892
  Unbilled revenues (note 1)                          2,655         2,895
  Deferred gas costs (notes 1 and 6)                  1,193        15,819
  Inventories, at average cost-
    Liquefied natural gas, propane and under-
      ground storage                                 10,116        11,255
    Materials and supplies                            1,540         1,679
  Prepaid and refundable taxes (note 2)               5,933         4,030
  Prepayments                                         1,366         1,499
                                                     38,112        56,214

Deferred charges and other assets
 (notes 1, 5, 6, 8 and 11)                           17,156        15,967

    Total assets                                   $227,127      $233,311
                                                   ========      ========

CAPITALIZATION AND LIABILITIES
Capitalization (see accompanying statement)        $161,006      $145,235

Current liabilities:
  Notes payable (notes 4 and 7)                       7,337        27,700
  Current portion of long-term debt (note 3)          1,950         2,085
  Accounts payable (notes 5 and 6)                   14,102        18,324
  Accrued taxes (note 11)                             6,059         6,224
  Accrued vacation                                    1,679         1,584
  Customer deposits                                   3,981         3,580
  Other                                               3,171         3,136
                                                     38,279        62,633
Deferred credits and reserves:
  Accumulated deferred Federal income taxes (note 2) 18,734        15,506
  Unamortized investment tax credits (note 2)         2,691         2,851
  Other (notes 5 and 8)                               6,417         7,086
                                                     27,842        25,443
Commitments and contingencies (note 6)                   --            --

    Total capitalization and liabilities           $227,127      $233,311
                                                   ========      ========
The accompanying notes are an integral part of these consolidated financial statements.
                                    PAGE - 29
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30


(thousands, except per share amounts)        1995       1994      1993

Operating revenues                        $183,992   $222,778  $209,315
Cost of gas sold                           100,944    135,104   126,314
  Operating margin                          83,048     87,674    83,001
Operating expenses:
  Operation and maintenance                 44,368     46,223    43,848
  Depreciation and amortization             10,470      9,615     9,073
  Taxes--
    State gross receipts                     5,005      6,326     5,752
    Local property and other (note 11)       6,764      6,214     6,845
    Federal income (note 2)                  3,104      4,460     3,554
Total operating expenses                    69,711     72,838    69,072

Operating income                            13,337     14,836    13,929

Other income, net (note 1)                     865        196        37

Income before interest expense              14,202     15,032    13,966

Interest expense:
  Long-term debt                             5,086      4,987     5,172
  Other                                      2,437      1,412     1,614
  Interest capitalized                        (144)      (152)     (133)
                                             7,379      6,247     6,653
Income after interest expense                6,823      8,785     7,313

Preferred dividends of subsidiary (note 3)    (696)      (696)     (696)

Net income                                $  6,127   $  8,089  $  6,617
                                          ========   ========  ========
Earnings per common share (note 12)       $   1.09   $   1.46  $   1.39
                                          ========   ========  ========
Weighted average common shares
  outstanding (note 12)                    5,624.2    5,534.1   4,761.8
                                          ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.








                                    PAGE - 30



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30
(thousands of dollars)                          1995       1994      1993
Cash provided by -
  Operating Activities:
    Income after interest expense            $  6,823   $  8,785   $  7,313
  Items not requiring cash:
    Depreciation and amortization              10,529      9,759      9,301
    Deferred Federal income taxes               2,142      1,235        544
    Amortization of investment tax credits       (160)      (159)      (157)
  Changes in assets and liabilities
     which provided (used) cash:
     Accounts receivable                        3,861       (654)    (2,491)
     Unbilled revenues                            240        (41)       510
     Deferred gas costs                        14,626      1,734     (9,853)
     Inventories                                1,278        310     (4,032)
     Deferred capacity charges                     --         --      1,343
     Prepaid and refundable taxes              (1,017)     2,407        337
     Prepayments                                  133       (589)       305
     Accounts payable                          (4,222)      (934)     1,592
     Accrued taxes                               (165)       (71)       151
     Refundable gas costs                          --         --     (1,795)
     Accrued vacation, customer deposits
         and other                                563        237        632
     Net cash provided by operations           34,631     22,019      3,700
Investment Activities:
    Expenditures for property, plant
      and equipment, net                      (19,597)   (19,809)   (13,882)
    Deferred charges and other                 (2,002)      (958)    (1,239)
      Total                                   (21,599)   (20,767)   (15,121)
Financing Activities:
    Issuance of common stock                    1,303      1,555     17,149
    Issuance of mortgage bonds                     --     16,000     25,000
    Payments on long-term debt                 (2,081)      (465)      (259)
    Decrease in notes payable                  (5,363)   (12,100)   (24,610)
    Cash dividends on preferred shares           (696)      (696)      (696)
    Cash dividends on common shares            (6,062)    (5,856)    (4,889)
      Total                                   (12,899)    (1,562)    11,695
Increase (decrease) in cash and cash equivalents  133       (310)       274
Cash and cash equivalents at beginning of year  1,145      1,455      1,181
Cash and cash equivalents at end of year     $  1,278   $  1,145   $  1,455
                                             ========   ========   ========
   Supplemental disclosure of cash flow information:
      Cash paid during year for-
       Interest (net of amount capitalized)  $  6,663   $  6,091   $  6,999
       Income taxes (net of refunds)         $  1,388   $    856   $  2,307

 The accompanying notes are an integral part of these consolidated financial statements.
                                    PAGE - 31
CONSOLIDATED STATEMENTS OF CAPITALIZATION
September 30
(thousands)                                              1995       1994
Common stockholders' investment (notes 3, 5 and 10):
  Common stock, $1 Par, Authorized--20,000
    shares, Outstanding--5,668 shares in 1995 and
    5,581 shares in 1994                              $  5,668    $  5,581
  Amount paid in excess of par                          54,258      53,042
  Retained earnings                                     18,598      18,533
                                                        78,524      77,156

Cumulative preferred stock of subsidiary (notes 3 and 7):
  Redeemable 8.7% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of 1995
  and 1994                                               8,000       8,000

Long-term debt (notes 3, 6, and 7):
  First Mortgage Bonds, secured by utility
  property--
    Series M, 10.25%, due July 31, 2008                10,000       10,000
    Series N, 9.63%, due May 30, 2020                  10,000       10,000
    Series O, 8.46%, due September 30, 2022            12,500       12,500
    Series P, 8.09%, due September 30, 2022            12,500       12,500
    Series Q, 5.62%, due November 30, 2003             14,400       16,000
    Debt refinanced subsequent to year-end (note 3)    15,000           --
  Capital Leases                                        2,032        1,164
                                                       76,432       62,164
  Less-current portion                                  1,950        2,085
                                                       74,482       60,079

Total capitalization                                 $161,006     $145,235
                                                     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.





                                    PAGE - 32
CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCKHOLDERS' INVESTMENT
For the Three Years Ended September 30

                                                           Amount
                                           Shares          Paid In
                                   Issued and Outstanding  Excess    Retained
(thousands)                            Number    Amount    of Par    Earnings
Balance, September 30, 1992             4,534  $  4,534  $  35,385   $ 14,572
Add (deduct):
  Net income                                -         -          -      6,617
  Cash dividends ($1.02 per share)          -         -          -     (4,889)
  Common stock offering                   850       850     14,493          -
  Dividend reinvestment and cash
    stock purchase plan                    83        83      1,417          -
  Employee benefit plans                   13        13        202          -
  Stock options                             6         6        101          -
  Preferred stock expenses                  -         -        (16)         -

Balance, September 30, 1993             5,486     5,486     51,582     16,300
Add (deduct):
  Net income                                -         -          -      8,089
  Cash dividends ($1.06 per share)          -         -          -     (5,856)
  Dividend reinvestment and cash
    stock purchase plan                    87        87      1,399         -
  Employee benefit plans                    8         8        132         -
  Accrual for Executive Stock
    Compensation Plan                       -         -        (71)        -

Balance, September 30, 1994             5,581     5,581     53,042     18,533
Add (deduct):
  Net income                                -         -          -      6,127
  Cash dividends ($1.08 per share)          -         -          -     (6,062)
  Dividend reinvestment and cash
    stock purchase plan and
    employee benefit plans                 87        87      1,279         -
  Accrual for Executive Stock
    Compensation Plan                       -         -        (63)        -
Balance, September 30, 1995             5,668  $  5,668  $  54,258   $ 18,598
                                     ========  ========  =========   ========
The accompanying notes are an integral part of these consolidated financial statements.



                                    PAGE - 33
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Consolidation. The consolidated financial statements include the accounts of Providence Energy Corporation and its wholly-owned subsidiaries (the Registrant or the Company). Revenues from the natural gas distribution business are reflected in the accompanying consolidated statements of income to arrive at operating income. Revenues and expenses of nonutility operations include sales of appliances as well as appliance rental and are presented after operating income in the accompanying consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation.

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

  Gas Plant. Gas Plant is stated at the original cost of construction. In accordance with the uniform system of accounts prescribed by the RIPUC, the difference between the original cost of gas plant acquired and the cost to ProvGas is recorded as a Utility Plant Acquisition Adjustment and is amortized over periods ranging from 1-24 years.

  Depreciation. Depreciation is provided on the straight-line basis at rates designed to amortize the cost of depreciable plant over its estimated useful life. The composite depreciation rate expressed as a percentage of the average depreciable gas plant in service was approximately 3.75 percent for all years presented.

  The Company retires property units by charging original cost, cost of removal; including environmental investigation and remediation costs; and salvage value to accumulated depreciation.

  Cost of Gas Adjustment. The Company has Cost of Gas Adjustment (CGA) clauses which allow for the adjustment of rates charged to customers in order to recover actual gas costs incurred, including demand and commodity charges. The CGA provides for reconciliation of total gas costs billed with

                                 PAGE - 34

the actual cost of gas recorded. Any excess or deficiency in amounts billed as compared to costs is deferred and either refunded to, or recovered from, the customers over a subsequent period.

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

Deferred charges include the following:

                                        1995             1994

Cost of fuel assistance program      $  1,836         $  1,885
Restructuring program (note 11)         1,600            1,600
Pension costs                           6,361            5,890
Deferred costs related to
  phase-in plan                           601              649
Unamortized debt expense                2,217            2,422
Post-retirement benefits                1,041              708
Pipeline interconnection costs            625              921
Deferred rate case expense (note 11)      853              473
Other deferred charges                  2,022            1,419
   Total                             $ 17,156         $ 15,967
                                     ========         ========

  Temporary Cash Investments. Temporary cash investments are short-term, highly liquid investments with a maturity to the Company of not more than 90 days.

  Reclassifications. Certain prior amounts have been reclassified for consistent presentation with the current year.

2. FEDERAL INCOME TAXES

In 1994, the Registrant adopted Statement of Financial Accounting Standards No. 109, (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and a liability approach to accounting for income taxes. Under the provisions of SFAS No. 109, deferred taxes are provided for all temporary differences.



                                 PAGE - 35

When implementing SFAS No. 109, the Registrant reduced deferred taxes that were previously provided at higher rates than the current 34% tax rate. Additional deferred taxes and prepaid taxes were also provided for certain temporary differences previously not provided. These adjustments to deferred taxes will be returned to or collected from ratepayers in the future. Accordingly, the Registrant has recorded regulatory assets and liabilities corresponding to the tax adjustments. The implementation of SFAS No. 109 has had no impact on the Registrant's results of operations or cash flows.

The following is a summary of the provision for Federal income taxes for the three years in the period ended September 30:

(thousands of dollars)          1995      1994      1993
Current                      $ 1,300   $ 3,211   $ 2,487
Deferred                       2,142     1,235     1,113
Total Federal income tax
 provision                   $ 3,442   $ 4,446   $ 3,600
                             =======   =======   =======

Income tax is charged
(credited) to the following:

Charged to operating
  expenses                   $ 3,104   $ 4,460   $ 3,554
Included in other income, net    338       (14)       46
Total Federal income tax
  provision                  $ 3,442   $ 4,446   $ 3,600
                             =======   =======   =======

The effective Federal income tax rates and the reasons for their differences from the statutory Federal income tax rates are as follows:

                               1995       1994        1993
Statutory Federal income tax
 rates                         34.0%      34.0%       34.0%
Effect of change of
  statutory rate to
   35%                            -         .3           -
Reversing temporary differences (.1)       (.4)        (.7)
Impact of equity allowance-
 AFUDC                            -          -         (.2)
Amortization of investment
  tax credits                   (.6)       (.4)        (.5)
Other                            .3         .1          .3
Effective Federal income
  tax rate                     33.6%      33.6%       32.9%
                               ====       ====        ====




                                 PAGE - 36


     The Registrant's deferred tax assets and liabilities for each of the two years in the period ended as of September 30 are the result of the following temporary differences:

     (thousands of dollars)
     Long-term deferred taxes
                                                   1995         1994
     Tax assets
       Unamortized ITC                         $    934      $   989
       Other                                        420          785

     Tax liabilities
       Property related                         (17,992)     (15,553)
       Pension costs                               (614)        (659)
       Deferred charges                          (1,482)      (1,068)

       Net deferred tax liability included in
         accompanying consolidated balance
          sheets                               $(18,734)    $(15,506)
                                               ========     ========
     Prepaid taxes
     Tax assets
       Accounts receivable reserves            $    814     $    913
       Property tax reserves                      1,108          985
       Alternative minimum tax                       --          138
       Other                                      1,194        1,275
     Tax liabilities
       Employee severance                          (541)        (409)
       Other                                       (121)         (86)
     Net prepaid taxes                            2,454        2,816
     Prepaid gross receipts tax and other         3,479        1,214
     Net prepaid and refundable taxes included
       in accompanying consolidated balance
        sheets                                 $  5,933     $  4,030
                                               ========     ========
     During 1994, the Registrant received permission from the Internal Revenue Service to change its tax year to a fiscal year ended September 30. Previously, the Registrant was a calendar year tax payer.

     Investment tax credits are amortized through credits to other income over the estimated lives of related property.

3. CAPITALIZATION

A.  Long-term Debt

In December 1995, the Registrant issued $15 million of First Mortgage Bonds. These First Mortgage Bonds are designated as Series R (7.5%) and will mature in December 2025. The net proceeds provided by this indebtedness were used to paydown the Registrant's short-term debt. The accompanying consolidated balance sheets, statements of capitalization and related disclosures have been prepared to reflect the issuance of this debt and the subsequent retirement of the note payable.
                                 PAGE - 37

The Registrant's ability to pay dividends is largely dependent on receipt of dividends from its principal subsidiary, ProvGas. Approximately $14 million of ProvGas' retained earnings were available for dividends under the most restrictive terms of the Registrant's First Mortgage Bond indenture.

The Registrant's First Mortgage Bonds are secured by a lien on substantially all of the tangible and real property.

As of September 30, 1995, the annual sinking fund requirements and maturities of long-term debt for the next five fiscal years are $1,600,000 in 1996, $1,600,000 in 1997, $2,509,000 in 1998, $2,509,000 in 1999, and
$2,509,000 in 2000.

B. Redeemable Preferred Stock

The Registrant's preferred stock, which consists of 80,000 shares of $100 par value, has an 8.7 percent cumulative annual dividend rate payable on a quarterly basis, and has no voting power or privileges unless a default in the payment of dividends or sinking fund obligations occurs. The stock is subject to a cumulative annual sinking fund requirement of 16,000 shares per year at par ($1,600,000) plus accrued or unpaid dividends commencing at the end of 1997.

4. NOTES PAYABLE

The Registrant meets seasonal cash requirements and finances its construction program on an interim basis through short-term bank borrowings. As of September 30, 1995, the Registrant had lines of credit totaling $66,000,000 ($48,500,000 committed) with borrowings outstanding of $22,337,000. The accompanying consolidated balance sheets reflect an adjusted note payable balance of $7,337,000 reflecting the anticipated paydown of short-term borrowings with proceeds from a First Mortgage Bond issuance as discussed in Footnote 3. The Registrant pays a fee for its committed lines of credit rather than maintaining compensating balances.
The weighted average interest rate for borrowings outstanding at the end of the years was 6.15% in 1995, 5.29% in 1994 and 3.47% in 1993.

5. EMPLOYEE BENEFITS

A.  Retirement Plans

The Registrant has two pension plans providing retirement benefits for substantially all of its employees. The benefits under the plans are based on years of service and the employee's final average compensation. It is the Registrant's policy to fund at least the minimum required contribution.







                                 PAGE - 38


The following table sets forth the funding status of the pension plans and amounts recognized in the Registrant's consolidated balance sheets at September 30, 1995 and 1994 (in thousands):
                                                   1995        1994
Accumulated benefit obligation, including
  vested benefit obligation of ($37,034)
   as of September 30, 1995 and ($35,850)
   as of September 30, 1994                      $(38,519)  $(37,233)
                                                 ========   ========

Projected benefit obligation for service
  rendered to date                               $(50,708)  $(49,867)
Plan assets at fair value (primarily listed
  stocks, corporate bonds and U.S. bonds)          58,058     50,897
Projected benefit obligation less than
  plan assets                                       7,350      1,030
Unrecognized net (gain) loss                      (12,584)    (5,413)
Unrecognized prior service cost                     1,193      1,304
Unrecognized net transition asset
  being recognized over 15 years from
  October 1, 1985                                    (681)      (817)
Net accrued pension cost included in other
  deferred credits and accounts payable
  at September 30, 1995 and 1994                 $ (4,722)  $ (3,896)
                                                  =======   ========

Net pension cost for fiscal years 1995, 1994 and 1993 included the following components (in thousands):
                                           1995       1994       1993

Service cost                            $ 1,541   $ 1,589    $ 1,502
Interest cost on benefit obligations      3,872     3,814      3,673
Annual return on plan assets            (10,300)      995     (8,890)
Net amortization and deferral             5,713    (6,229)     4,453
Net periodic pension cost                   826       169        738
Adjustments due to regulatory
  action                                   (410)     (131)      (655)
Net periodic pension cost recognized    $   416   $    38    $    83
                                        =======   =======    =======

The discount rate and rate of increase in future compensation levels used in determining the projected benefit obligation were 8 percent and 6 percent, respectively. The expected long-term rate of return on assets was 9 percent.

The Registrant recovers pension costs in rates when such costs are funded. Therefore, the amount by which funding differs from pension expense, determined in accordance with generally accepted accounting principles, is deferred and recorded as a regulatory asset or liability.




                                 PAGE - 39

B. Post-retirement Benefits Other Than Pensions

The Registrant currently offers retirees, who have attained age 55 and worked five years for the Registrant, healthcare and life insurance benefits during retirement (the Plan). These benefits are similar to the benefits offered to active employees. Although retirees are not required to make contributions to the Plan currently, future contributions may be required if the cost of the Plan exceeds certain limits.

On October 1, 1993, the Registrant adopted the provisions of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires that these benefits be accrued over the service life of covered employees. Prior to the adoption of SFAS No. 106, the Registrant accounted for these costs when paid. These costs were $604,000 in 1993.

Upon adoption of SFAS No. 106, the Registrant calculated an unrecognized transition obligation of $10,526,000, which the Registrant will recognize over a 20-year amortization period.

The Registrant funds its SFAS No. 106 expense to a Voluntary Employee Benefit Association (VEBA) Trust. Contributions to the VEBA Trust were approximately $1,561,000 in 1995 and $1,566,000 in 1994.

The Registrant recovers its SFAS No. 106 costs in rates to the extent allowed by the RIPUC. The RIPUC generally allows such costs to be recovered if amounts are funded into tax favored investment funds, such as the VEBA Trust. Accordingly, the Registrant will fully recover its 1995 and 1994 SFAS No. 106 expense of $1,561,000 and $1,566,000, respectively because such amounts were funded into the VEBA Trust. Of the total SFAS No. 106 costs, $1,231,000 and $855,000 were recovered in rates during 1995 and 1994, respectively. The cumulative unrecovered difference of $1,041,000 has been deferred and will be recovered in future years.

The Plan's costs and accumulated post-retirement benefit obligation for 1995 and 1994 are calculated by the Registrant's actuaries using assumptions and estimates which include the following:

                                              Percent

Healthcare cost annual growth rate.............12.6
Healthcare cost annual growth rate - long-term..6.0
Expected long-term rate of return (union).......5.5
Expected long-term rate of return (non-union)...8.5
Discount rate...................................8.0

The healthcare cost annual growth rate significantly impacts the estimated Plan obligation and annual expense. For example, in 1995, a one percent change in the above rates would change the obligation by $838,000 and would change the annual expense by $91,000.



                                 PAGE - 40
The obligations and assets of the Plan at September 30, 1995 and 1994 are as follows:

                                                      1995          1994
Accumulated post-retirement
  benefit obligation:

  Current retirees                            $ (7,425,800)  $ (6,518,300)
  Active employees-eligible for
    benefits                                      (844,700)      (795,100)
  Active employees                              (3,694,600)    (3,618,700)
  Total post-retirement benefit
   obligation                                  (11,965,100)   (10,932,100)
  Plan assets at fair value                      2,080,300        856,400
  Unfunded post-retirement benefit
   obligation                                   (9,884,800)   (10,075,700)
  Unrecognized transition obligation             9,473,600      9,999,900
  Unrecognized net (gain) or loss                  402,300         75,800
  Accrued post-retirement
   benefit obligation included
   in the accompanying consolidated
   balance sheet                              $     (8,900)  $         --
                                              ============   ============

The Registrant's actuarial determined Plan costs for 1995 and 1994 include the following:

                                         1995          1994

Service cost                        $  229,400     $  238,400
Interest cost                          909,200        834,500
Actual return on plan assets           (28,300)       (36,600)
Amortization and deferral              450,200        529,700
Total annual plan costs             $1,560,500     $1,566,000
                                    ==========     ==========


C.  Supplemental Retirement Plans

The Registrant provides certain supplemental retirement plans for key employees. The projected benefit obligation is approximately $688,000 which is being accrued over the service period of these key employees. The supplemental retirement plans are unfunded. The Registrant expensed $150,000, $44,000 and $39,000 related to these benefits in 1995, 1994 and
1993, respectively.


                                 PAGE - 41

D. Performance and Equity Incentive Plan

During 1993, the Board of Directors, with subsequent approval of the Registrant's common shareholders, adopted the Providence Energy Corporation Performance and Equity Incentive Plan (the Plan). The Plan provides that up to 225,000 shares of common stock may be granted to key employees, including employees of the Registrant, at no cost to the employees. Key employees, who received common shares, are entitled to receive dividends, but assumption of full beneficial ownership is contingent upon future service of the employee. The Plan also provides for cash compensation to key employees.

The executive compensation incentive awards totaled approximately $248,000 for 1995, $240,000 for 1994 and $260,000 for 1993. Amounts paid in cash are charged to expense when earned, however, amounts paid in restricted stock are deferred and amortized to expense over a five-year period.

Of the $260,000 1993 award, $177,000 was paid in cash during fiscal 1994. Of the $240,000 1994 award, $153,000 was paid in cash during fiscal 1995. The Registrant estimates $167,000 of the 1995 award will be paid in cash during 1996. Grant shares totaling 5,371 and 4,902 were purchased by the Registrant for key employees during 1995 and 1994, respectively.

6. COMMITMENTS AND CONTINGENCIES

A. Legal Proceedings

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

B. Capital Leases

The Registrant has a capital lease with Algonquin Gas Transmission Company (Algonquin) for storage space in a liquefied natural gas (LNG) tank. The capital lease arrangement also provides that Algonquin lease from the Registrant, for a corresponding term at an annual amount of $150,000, the land on which the tank is situated. The Registrant also leases certain information systems equipment under capital leases.

Property under Capital Leases:

(thousands of dollars)                1995         1994
     Gas plant                       $6,116      $ 6,116
     Information systems              1,551           --
     Accumulated depreciation         5,659        5,256
                                     $2,008       $  860
                                     ======       ======
                                 PAGE - 42

Commitments for Capital Leases:

                                      LNG       Computer
(thousands of dollars)               Storage    Equipment   Total
1996                               $  155     $  373     $  528
1997                                  134        373        507
1998                                  136        373        509
1999                                  136        373        509
2000                                  136        186        322
2001-2005                             430          -        430
                                   $1,127     $1,678      2,805
                                   ======     ======
Amounts representing interest                               773
Amounts representing principal                           $2,032
                                                         ======
C.  Operating Leases

The Registrant also leases facilities and equipment under operating leases with a total future obligation of approximately $530,000 as of September 30, 1995.

D. Gas Supply Restructuring

 Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant has negotiated new pipeline transportation and gas storage contracts.

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

To meet the requirements of the Order, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $17 million and $19 million of which $12.6 million has been included in the CGA and is currently being collected from customers. The remaining minimum obligation of the $4.4 million has been recorded in the accompanying consolidated balance sheets along with a regulatory asset anticipating future recovery through the CGA.

The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. Negotiations are

                                 PAGE - 43

continuing on one additional pipeline, and based on the information available, the Registrant believes that its current range for transition costs is reasonable.

E.Environmental

Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations and may include expending funds to
investigate or clean-up certain sites.   To the best of its knowledge,
subject to the following, the Registrant believes it is in substantial compliance with such laws and regulations.

At September 30, 1995, the Registrant is aware of three sites at which future costs may be incurred.

The Registrant has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management. The purpose of this study is to determine the extent of environmental contamination on the site, if any. The study is continuing, and although results are not conclusive, preliminary findings indicate that clean-up may be required. The level of clean-up is likely to vary significantly depending upon the proposed future use of the site. In fact, if the site remains in its present use, only minimal clean-up may be required. As of September 30, 1995, the Registrant cannot estimate the future cost of investigation and clean-up as a result of the uncertainties discussed. As of September 30, 1995, approximately $590,000 had been spent on studies at this site.

In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $841,000 have been charged to the accumulated depreciation reserve at September 30, 1995. Management believes that this

                                 PAGE - 44


rate recovery mechanism is appropriate for recovery of future costs. Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

In addition to rate recovery, management has a program to ascertain the possibility of recovery under prior insurance coverage. Also, management has begun discussions with other parties who may assist the Registrant in paying future costs at the above sites. Management believes that its program for managing environmental issues combined with rate recovery, possible insurance recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above three sites.

F.Fuel Assistance Program

The Registrant participates in the State of Rhode Island's Fuel Assistance Program, the Percentage of Income Payment Plan. As a result, the Registrant has agreed to accept partial payment on certain customer accounts from various state agencies. As of September 30, 1995, $2.5 million was due from the State of Rhode Island related to gas consumed by customers over the last two years.

G.  Lease Receivables

In prior years, the Registrant sold to a financial institution lease receivables of hot water heaters and conversion burners installed at customers' homes or businesses. These receivables were sold with recourse limited to default by the lessee. In the event of default, the Registrant would recognize as a loss the excess of the receivable balance, net of established reserves for such default over the value of the equipment. The balance of these receivables as of September 30, 1995 was approximately $1,062,000.

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

  The carrying amounts and estimated fair values of the Registrant's financial instruments at September 30 are as follows:


                                 PAGE - 45

                                              1995

                                     Carrying           Fair
(in thousands)                        Amount            Value

Cash and cash equivalents             $ 1,278          $ 1,278
Short-term debt *                       7,337            7,337
Long-term debt  *                      76,432           81,816
Preferred stock                         8,000            8,800

* Adjusted for the issuance of $15,000,000 in First Mortgage Bonds Series R issued subsequent to year-end.

                                              1994

                                     Carrying           Fair
(in thousands)                        Amount            Value

Cash and cash equivalents             $ 1,145          $ 1,145
Short-term debt                        27,700           27,700
Long-term debt                         62,164           64,565
Preferred stock                         8,000            8,000

The difference between the carrying amount and the fair value of the Registrant's preferred stock and long-term debt, if they were settled at amounts reflected above, would likely be recovered in the Registrant's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on the Registrant's financial position or results of operations.

8.Restructuring

In June 1994, the Registrant, following a six month study of its major processes, realigned its personnel to meet the existing and future challenges associated with an increasingly competitive energy marketplace. The intent of the restructuring was to significantly improve the Registrant's customer services, lower operating costs and increase operating efficiencies.

  Approximately 30 people were separated from the Registrant, while approximately 18 new employees have been hired to fill newly defined positions. The employees bring skill, expertise and experiences to the Registrant not previously available within its work force.

  The direct cost of this realignment is estimated to be about $1 million, net of tax. A significant portion of this $1 million is severance pay and related benefits for personnel who were separated during 1994. Substantially, all costs have been paid as of September 30, 1995. The Registrant has discussed the reorganization with the RIPUC and based on prior RIPUC allowance of similar costs, the Registrant deferred these costs in anticipation of recovery in its next rate case. (See Footnote 11 for subsequent event.)
                                 PAGE - 46

9.Rate Changes

A.ProvGas Rate Increase

In February 1995, ProvGas filed for rate relief requesting an approximate 8 percent general rate increase. The major issues contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs and an increase in capital expenditures. (See Footnote 11 for subsequent event.)

B.North Attleboro Gas Rate Increase

In October 1991, the MDPU released its settlement order in regards to a rate request which included a qualified phase-in plan. Due to the magnitude of the rate request, the MDPU ordered North Attleboro Gas Company to phase-in a 32 percent increase over five years as follows:

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


The rate settlement further required North Attleboro to classify $545,000 of gas plant as plant held for future use for rate case purposes. This plant will be included in future rates if North Attleboro meets certain growth requirements by the year 2000. North Attleboro capitalized AFUDC and other costs of approximately $136,000 in 1995, $198,000 in 1994 and $239,000 in
1993 related to the gas plant not yet phased into North Attleboro's rates under the plan. North Attleboro amortized $185,000 in 1995, $114,000 in 1994 and $4,000 in 1993 of amounts previously deferred.

10.Stock Rights and Options

   Currently, one common stock purchase Right is attached to each outstanding share of common stock. Each Right entitles the holder to purchase one share of common stock at a price of $110.00 per share, subject to adjustment. In the event that certain transactions as defined in the Rights Agreement occur, each Right will become exercisable for that number of shares of common stock of the acquiring company (or of the Registrant in certain circumstances) which at the time of the transaction has a market value of two times the exercise price. These Rights expire on August 17, 1998 and may be redeemed by a two-thirds vote of the Directors at a redemption price of $.01 per Right. Due to the anti-dilutive characteristics of these Rights, there is no assumed impact on earnings per share.

                                 PAGE - 47
   The Registrant offers two stock option plans for officers, directors and key employees covering 250,000 shares of the Registrant's common stock. Options under the plans are granted at 100 percent of fair market value at the date of grant. The options expire ten years from the date of grant and in the case of options granted to the directors, the options become exercisable after the first anniversary of the date of such grant.

   Under the stock option plans, stock appreciation rights may be granted in conjunction with all or part of any stock option grants to key employees. Such rights offer optionees the alternative of electing not to exercise the related stock option, but to receive instead an amount in cash, stock or a combination of cash and stock equivalents for the difference between the option price and the fair market value of the share.

   Stock option data are summarized as follows for the years ended September 30, 1995, 1994 and 1993:


                                    Number of Shares
Outstanding, September 30, 1992           59,883

Granted at $16.375 per share               8,017
Exercised                                 (6,803)
Terminated                                (3,658)
Surrendered                                   --
Outstanding, September 30, 1993           57,439

Granted at $19.000 per share               7,117
Exercised                                     --
Terminated                                (8,048)
Surrendered                                   --
Outstanding, September 30, 1994           56,508

Granted at $15.625 per share               8,042
Exercised                                     --
Terminated                                (9,761)
Surrendered                                   --
Outstanding, September 30, 1995           54,789
                                          ======

11.  Subsequent Event - Rate Order

   On November 17, 1995, the RIPUC issued its decision on the rate request made by ProvGas in February 1995. In its decision, the RIPUC authorized ProvGas to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. Additionally, as a result of the order, ProvGas will record several adjustments to its first quarter 1996 financial statements. Specifically:



                                 PAGE - 48

a) ProvGas will begin calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, ProvGas was required to estimate two year's increase in expense. As a result, ProvGas will reduce its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $3,900,000 before tax.

b) ProvGas will write-off and not recover the $1,600,000, before tax, of restructuring costs previously deferred. (See Footnote 8.) The RIPUC had previously allowed ProvGas recovery of similar costs, but determined that the costs of the 1994 reorganization should not be recovered in rates.

c) ProvGas will write-off approximately $400,000, before tax, of previously deferred rate case expenses. (See Footnote 1.)

d) ProvGas will write-off approximately $461,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with generally accepted accounting principles and were based on Federal Energy Regulatory Commission guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of the previously capitalized costs.

   The net effect of the above adjustments will be recorded in ProvGas' first quarter financial statements and based on management's current estimates will not result in a material impact.

12.Unaudited Quarterly Financial Information

   The following is unaudited quarterly financial information for the two years ended September 30, 1995 and 1994. Quarterly variations between periods are caused primarily by the seasonal nature of gas sales and the availability of gas.

(thousands, except per share amounts)
                                         Quarter Ended
                          Dec. 31    Mar. 31     June 30     Sept. 30
Fiscal 1995
Operating revenues        $49,302    $66,162     $38,157     $30,371
Operating income (loss)     5,022      7,834         892        (411)
Net income (loss)           3,307      5,848        (844)     (2,184)
Net income (loss)
  per share*                  .59       1.04        (.15)       (.39)

Fiscal 1994
Operating revenues        $62,957    $83,570     $42,492     $33,759
Operating income            5,106      8,075         516       1,139
Net income (loss)           3,714      6,509      (1,182)       (952)
Net income (loss)
  per share*                  .68       1.18        (.21)       (.17)

* Calculated on the basis of weighted average shares outstanding during the quarter.
                                 PAGE - 49