Form 10-Q
period 1996-03-31
PROVIDENCE ENERGY CORP
filed 1996-05-14
CIK 319651

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996

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

           APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 5,708,443 shares outstanding at May 14, 1996



                        PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q

                                MARCH 31, 1996



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1           Financial Statements

                 Consolidated Statements of Income for the
                 three, six and twelve months ended
                 March 31, 1996 and 1995                           I-1

                 Consolidated Balance Sheets as of
                 March 31, 1996, March 31, 1995 and
                 September 30, 1995                                I-2

                 Consolidated Statements of Cash Flows for the
                 six months ended March 31, 1996 and 1995          I-3

                 Consolidated Statements of Capitalization as of
                 March 31, 1996, March 31, 1995 and
                 September 30, 1995                                I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2 -         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     I-9

PART II:         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of
                 Security Holders                                 II-1

Item 6           Exhibits and Reports on Form 8-K                 II-1

                 Signature                                        II-2



PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
        PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED MARCH 31
                         (Unaudited)

                             THREE MONTHS           SIX MONTHS
                            1996       1995       1996      1995
                          (thousands, except per share amounts)

Operating revenues        $ 81,107 $ 66,162 $139,513          $115,464
Cost of gas sold            47,018   36,845   78,539            62,971
  Operating margin          34,089   29,317   60,974            52,493
Operating expenses:
  Operating and
    maintenance             13,310   12,101   25,042            23,002
  Depreciation and
   amortization              2,883    2,580    5,766             5,180
  Taxes -
    State gross receipts     2,295    1,812    3,906             3,105
    Local property and other 1,763    1,755    3,431             3,390
    Federal income           4,059    3,235    6,484             4,960
Total operating expenses    24,310   21,483   44,629            39,637

Operating income             9,779    7,834   16,345            12,856

Other income, net              148      183      787               342
Income before
  interest expense           9,927    8,017   17,132            13,198
Interest expense:
  Long-term debt             1,524    1,268    2,837             2,551
  Other, net                   470      763    1,078             1,214
 Interest capitalized         (29)      (36)     (42)              (70)
                             1,965    1,995    3,873             3,695
Income before preferred
  stock dividends of
    subsidiary               7,962    6,022    13,259            9,503

Preferred dividends of
 subsidiary                   (174)    (174)     (348)           (348)

Net income                $  7,788 $  5,848   $ 12,911         $  9,155
                          ========  ========  ========        ========
Net income per common share$  1.37  $  1.04   $   2.27        $   1.63
                          ========  ========  ========        ========
Dividends paid per common
  share                   $    .27 $    .27 $    .54          $    .54
                          ========  ========  ======== ========
Weighted average common
  shares outstanding       5,700.1  5,613.2  5,690.1  5,602.3
                          ========  ========  ======== ========
                                          PAGE I-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
        PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED MARCH 31
                         (Unaudited)


                                    TWELVE MONTHS
                                1996              1995
                        (thousands, except per share amounts)

Operating revenues            $208,041      $191,715
Cost of gas sold               116,512       108,133
  Operating margin              91,529        83,582
Operating expenses:
  Operation and
    maintenance                 46,409        43,365
  Depreciation and amortization 11,055        10,024
  Taxes -
    State gross receipts         5,806         5,238
    Local property and other     6,805          6,206
    Federal income               4,628         4,238
Total operating expenses        74,703        69,071

Operating income                16,826        14,511
Other income, net                1,310            96

Income before
  interest expense              18,136        14,607
Interest expense:
  Long-term debt                 5,372         5,127
  Other, net                     2,301         1,910
  Interest capitalized            (116)         (147)
                                 7,557         6,890
Income before preferred
   stock dividends of
      subsidiary                10,579         7,717
Preferred dividends of
 subsidiary                       (696)         (696)

Net income                    $  9,883      $  7,021
                              ========      ========
Net income per common share   $   1.74      $   1.26
                              ========      ========
Dividends paid per common
  share                       $   1.08      $   1.08
                              ========      ========
Weighted average common
  shares outstanding           5,668.1       5,580.3
                              ========      ========
                                PAGE I-1(a)
        PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                         (thousands)
                                               (Unaudited)
                                       March 31,   March 31, September 30,
                                        1996        1995          1995
ASSETS

Gas plant, at original cost           $269,955   $247,826   $257,264
  Less - Accumulated depreciation and
           utility plant acquisition
             adjustments                97,541     85,413     87,363
                                       172,414    162,413    169,901
Nonutility property, net                 1,917      1,991      1,958
Current assets:
  Cash and temporary cash investments    1,446      1,987      1,278
  Accounts receivable, less allowance of
    $4,621 at 3/31/96, $3,643 at 3/31/95
    and $2,412 at 9/30/95               44,087     40,559     14,031
  Unbilled revenues                      9,638      8,599      2,655
  Deferred gas costs                        -            -         1,193
  Inventories, at average cost -
    Liquefied natural gas, propane and
      under-ground storage                  2,227       6,563       10,116
    Materials and supplies                  1,521       1,511        1,540
  Prepaid and refundable taxes              3,054       3,465        5,933
  Prepayments                                 873         595        1,366
                                           62,846      63,279       38,112
Deferred charges and other assets          14,065      15,933       17,156
    Total assets                         $251,242    $243,616     $227,127
                                         ========    ========     ========
CAPITALIZATION AND LIABILITIES

Capitalization                        $169,500   $150,131   $161,006
(See accompanying statement)
Current liabilities:
  Notes payable                          9,325     17,000      7,337
  Current portion of long-term debt      2,034      2,077      1,950
  Accounts payable                      18,757     21,851     14,102
  Accrued taxes                          7,182      9,702      6,059
  Accrued vacation                       1,917      1,842      1,679
  Customer deposits                      3,986      3,765      3,981
  Refundable gas costs                   6,088      9,433          -
  Other                                  4,392      2,998      3,947
                                        53,681     68,668     39,055
Deferred credits and reserves:
  Accumulated deferred Federal income
    taxes                               19,411      16,111       18,734
  Unamortized investment tax credits     2,612       2,772        2,691
  Other                                  6,038       5,934        5,641
                                        28,061      24,817       27,066
    Total capitalization and liabilities$251,242   $243,616     $227,127
                                         ========  ========     ========
                               PAGE I-2
     PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED MARCH 31
                      (Unaudited)
                                                 1996        1995
                                                   (thousands)
Cash provided by (used for)
Operating Activities:
    Income after interest expense             $  13,259  $  9,503
    Items not requiring cash -
      Depreciation and amortization -
        plant and nonutility                      5,801     5,327
      Changes as a result of regulatory actions  (1,453)        -
      Amortization of deferred changes and other    782       732
      Deferred Federal income taxes                 680       605
      Amortization of investment tax credit         (79)      (79)
    Changes in assets and liabilities which
      provided (used) cash:
        Accounts receivable                     (30,073)  (22,667)
        Unbilled revenues                        (6,983)   (5,704)
        Inventories                               7,908     4,860
        Prepaid and refundable taxes              2,876       565
        Prepayments                                 493       904
        Accounts payable                          4,655     3,527
        Accrued taxes                             5,181     3,478
        Refundable gas costs                      7,281    25,252
        Accrued vacation, customer deposits
          and other                                 697      (359)
        Deferred charges and other                  383    (1,352)
        Net cash provided by operations          11,408    24,592

Investment Activities:
    Expenditures for property, plant
      and equipment, net                         (8,755)   (8,516)

Financing Activities:
    Issuance of mortgage bonds                   15,000        --
    Issuance of common stock                        682       674
    Payments on long-term debt                   (1,740)   (1,840)
    (Decrease) in notes payable, net            (13,012)  (10,700)
    Cash dividends on common stock               (3,067)   (3,020)
    Cash dividends on preferred stock              (348)     (348)
        Total                                    (2,485)  (15,234)
Increase in cash and temporary
    cash investments                                168       842
Cash and cash equivalents at beginning
  of period                                       1,278     1,145
Cash and cash equivalents at end of period    $   1,446  $  1,987
                                              =========  ========
Supplemental disclosure of cash-flow information:
  Cash paid year to-date for-
    Interest (net of amount capitalized)      $   2,413  $  3,590
    Income taxes (net of refunds)             $   2,202  $  1,344
                                 PAGE I-3

         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CAPITALIZATION
                          (THOUSANDS)

                                               (Unaudited)
                                         March 31,    March 31,   September 30,
                                            1996        1995          1995


Common stock equity:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,708 at 3/31/96
                  5,624 at 3/31/95
                  5,668 at 9/30/95   $   5,708$   5,624       $   5,668

  Amount paid in excess of par          54,692   53,592          54,258
  Retained earnings                     28,442   24,668          18,598
Total common stock equity               88,842   83,884          78,524

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
  Redeemable 8.7% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of
    3/31/96, 3/31/95 and 9/30/95            8,000      8,000           8,000

Long-term debt:

  First mortgage bonds                     72,800     59,400          74,400

  Capital leases                            1,892        924           2,032

Total long-term debt                       74,692     60,324          76,432

Less current portion                        2,034      2,077           1,950

Long-term debt, net                        72,658     58,247          74,482

Total capitalization                    $ 169,500  $ 150,131        $161,006
                                        =========  =========        ========





                           PAGE I-4




        PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements




Accounting Policies

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to provide a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10- Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1995 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassifications

     Certain prior period amounts have been reclassified for consistent presentation with the current period.

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

     At March 31, 1996, the Registrant was aware of four sites at which future costs may be incurred.

     The Registrant has been designated as a potentially responsible party
(PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of

                                 PAGE I-5
Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. As of March 31, 1996, approximately $909,000 had been spent on studies at this site.
In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the initial phase of the study which indicates that some clean-up will be required. The Registrant is currently exploring remediation options for the site and it will be several months before the range of options is identified. Once the options are identified, costs will be estimated for each option and the Registrant will then consult with the DEM before choosing the most appropriate option. At March 31, 1996, the Registrant does not have a range of options and amounts have not been specifically accrued for remediation at this site.

     Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrants Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site.

     In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.2 million have been charged to the accumulated depreciation reserve at March 31, 1996. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

     In addition to rate recovery, management has a program to ascertain the possibility of recovery under prior insurance coverage. Also, management has begun discussions with other parties who may assist the Registrant in paying future costs at the above sites. Management believes that its program for managing environmental issues combined with rate recovery, probable insurance recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.


                                 PAGE I-6

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

     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $18 million and $20 million of which $15.2 million has been included in the Cost of Gas Adjustment Clause(CGA) and is currently being collected from customers. The remaining minimum obligation of $2.8 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.

     The Registrants ultimate liability may differ from the above estimates based on FERC settlements with the Registrants pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrants transition costs. Negotiations are continuing on one additional pipeline, and based on the information available, the Registrant believes that its current range for transition costs is reasonable.

Rate Case

     In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an



                                 PAGE I-7
increase in working capital needs, and an increase in capital expenditures. On November 17, 1995, the Rhode Island Public Utilities Commission (RIPUC) issued its decision on the rate request made by the Registrant. In its decision, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrants motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. Additionally, as a result of the Order, the Registrant recorded several adjustments to its first quarter 1996 financial statements. Specifically:

a) The Registrant began calculating property tax expense for rate purposes based on the current years expense plus an estimate of one years increase in expense. Previously, the Registrant was required to estimate two years increase in expense. As a result, the Registrant reduced its regulatory liability for one years property tax expense resulting in a one time gain of approximately $4.1 million before tax.

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

New Accounting Pronouncements

     Management continues to analyze the new accounting statement, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based on the current regulatory environment, management does not believe adoption of SFAS No. 121 will have a material impact on the financial position or results of operations of the regulated business. Management continues to analyze the effect of the adoption of SFAS No. 121 on its non-regulated business and has not yet concluded on the effect the adoption of SFAS No. 121 will have. Adoption of SFAS No. 121 is required in fiscal 1997 although the Registrant may adopt at an earlier date.






                                 PAGE I-8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Registrant's current operating revenues, operating margin and net income for the current quarter, six month period and twelve month period have increased over the comparable periods presented, as shown in the table below.

                     THREE MONTHS        SIX MONTHS         TWELVE MONTHS
                     ENDED MARCH         ENDED MARCH        ENDED MARCH
                     1996   1995         1996  1995         1996  1995
(000's)

Operating revenues $81,107  $66,162  $139,513  $115,464  $208,041  $191,715
                   ================  ==================  ==================

Operating margin   $34,089  $29,317  $ 60,974  $ 52,493  $ 91,529  $ 83,582
                   ================  ==================  ==================

Net income         $ 7,788  $ 5,848  $ 12,911  $  9,155  $  9,883  $  7,021
                   ================  ==================  ==================

Operating Revenues and Operating Margin

     During the latest quarter, the Registrant experienced colder than normal weather resulting in temperatures averaging 17.0 percent colder than last year. The increase in heating load due to the colder temperatures represents approximately $2.6 million in increased operating margin.

     The colder temperatures during the current fiscal year-to-date period have also averaged 20.3 percent colder than last year. As a result, operating margin has increased approximately $5.5 million.

     Additionally, the Rhode Island Public Utilities Commission (RIPUC) approved a rate increase of approximately $4.2 million effective December 17, 1995. Operating margin for the current quarter and six month period versus last year increased approximately $1.7 million and $2.3 million, respectively, as a result of the rate increase.











Operating and Maintenance Expenses

    Overall, other operating and maintenance expenses increased, during the current quarter versus last year, approximately $1.2 million or 10.0 percent. The increase is attributable primarily to a higher uncollectible revenue provision due to the increased operating revenues resulting from the colder temperatures, and higher labor costs due to colder weather, as well as normal increases under negotiated union contracts and employee merit raises. Other operation and maintenance expenses increased $2.0 million or 8.9 percent and $3.0 million or 7.0 percent for the six and twelve month periods, respectively, for the rasons described above.

Taxes

     Taxes for the current quarter, six and twelve month periods versus last year increased approximately $1.3 million or 19.3 percent, $2.4 million or 20.7 percent and $1.6 million or 9.9 percent, respectively. The increase in taxes, mainly Federal income and state gross receipts tax, resulted from higher pretax income and higher operating revenues, respectively.

Other Income

     Other income for the six month period versus last year increased approximately $445,000. The increase is due to regulatory adjustments including a one-time gain for the regulatory change in accounting for property taxes which was offset by the write-offs of previously deferred reorganization and other costs for which recovery was not allowed as part of the rate award received from the RIPUC on November 17, 1995. (See notes to consolidated financial statements.)

Interest Expense

    Interest expense decreased approximately $30,000 or 1.5 percent for the current quarter and increased $178,000 or 4.8 percent and $667,000 or 9.7 percent for the six and twelve month periods, respectively. A decrease in weighted average short-term borrowings caused short-term interest expense to decrease during the current quarter versus last year. The Registrant's long-term interest expense for the current quarter, six and twelve month periods has increased slightly as a result of the Series R First Mortgage Bond issuance in December 1995.










Future Outlook

     The Registrant currently owns and operates North Attleboro Gas Company (North Attleboro Gas), a small gas distribution company with over 3,000 customers located in Massachusetts. The Registrant continues to assess the long-term strategic fit of North Attleboro Gas. The Registrants assessment of this operation is part of its periodic evaluation of the strategic fit and financial performance of all major assets. The Registrant is considering various options for North Attleboro Gas, including a restructuring of operations, a request for a rate increase or the possible sale of North Attleboro Gas to another party. No decision has been made with respect to this matter and any decision will not likely result in a material change in the results of operations or the financial position of the Registrant.

     The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which will be effective for the Registrant in fiscal 1997. Based on the current regulatory environment, management does not believe adoption of SFAS No. 121 will have a material impact on the financial position or results of operations of the regulated business. Management continues to analyze the effect of the adoption of SFAS No. 121 on its non-regulated business and has not yet concluded on the effect the adoption of SFAS No. 121 will have. The FASB has also released Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Although this Statement will increase footnote disclosures regarding the Registrants stock plans, management does not believe SFAS No. 123 will have an impact on the Registrants results of operations or financial position.

     There are virtually unlimited opportunities to unbundle services, form alliances, custom-tailor services for customers, and greatly step-up the competition with other energy suppliers. To facilitate the transition to a diversified energy marketer, the Registrant is planning to form business alliances outside of its traditional utility business. The Registrant is also seeking investment opportunities in non-regulated energy ventures. These energy marketing ventures will increasingly be separate from the distribution utility. There are strategic long-term planning costs associated with building the new energy business. The Registrant estimates these costs to be in the range of $400,000 to $900,000 for fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest six months quarter, the Registrant's accounts receivable and unbilled revenue have increased $37 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

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

     Capital expenditures for the latest fiscal year-to-date period of $8.8 million were stable when compared to $8.5 million last year. Capital expenditures for the remainder of the fiscal year are expected to be approximately $11.2 million. Anticipated capital expenditures for the next three years are expected to total between $55 million to $65 million.

     In February 1995, the Registrant filed for rate relief requesting an approximate eight percent general rate increase. In November 1995, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrants motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. As part of this award, the Registrant is allowed to earn a 10.9% return on common equity.

     On October 3, 1991, the Massachusetts Department of Public Utilities
(MDPU) approved a settlement order reached between the Massachusetts Attorney Generals Office and North Attleboro Gas Company. Due to the magnitude of the award (32 percent), the MDPU ordered North Attleboro Gas to phase-in the award over a five year period effective November 1, 1991.
As a result of this award, the final revenue increase of $94,445 was phased-in on November 1, 1995.

     In February 1996, the Registrant received approval of a three-year Settlement Agreement between itself and the Division of Public Utilities and Carriers (Division) regarding the Integrated Resource Plan (IRP), which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible costs.




     The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs of $500,000, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program of $200,000, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking mechanism. The Settlement Agreement also contains a general agreement that the Registrants strategy and steps included in its supply plan are reasonable.

     The Settlement Agreement also provides for a one-time funding of up to $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Registrants share of the performance-based ratemaking mechanism. The LIAP was developed in response to the Registrants anticipated loss of approximately $1.5 million in Federal funding for the low income heat assistance program administered by the State of Rhode Island for fiscal 1996.

     The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Registrant has performed a preliminary analysis of gas cost savings since July 1995 and believes that sufficient savings have been achieved as of March 31, 1996 to provide funding for these programs without incurring a charge to income. Although the Settlement Agreement contains a methodology used to calculate the actual gas cost savings, the ultimate analysis of savings is subject to RIPUC review and approval which will occur in the fourth quarter of the fiscal year.































       PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  The annual meeting of the shareholders was held on January 18, 1996 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 1998 annual meeting by the following vote:

             Mr. John H. Howland      . 4,060,870  FOR   87,334  WITHHELD
             Mr. Douglas H. Johnson     4,063,935  FOR   84,269  WITHHELD
             Mr. Romolo A. Marsella     4,077,557  FOR   70,647  WITHHELD
             Mr. William Kreykes        4,067,299  FOR   80,905  WITHHELD

Item 6 (a).  Exhibits

  10.1 Employment agreement dated February 29, 1996 between Patricia O. Keene, Vice President, Customer Activities of The Providence Gas Company, and the said Company.

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



                                          Providence Energy Corporation
                                          (Registrant)




                                          BY:/s/  Gary S. Gillheeney
                                                  Gary S. Gillheeney
                                                  Senior Vice President,
                                                  Treasurer and CFO


Dated:  May 14, 1996


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







                                          Providence Energy Corporation
                                          (Registrant)




                                          BY:
                                                   Gary S. Gillheeney
                                                   Senior Vice President,
                                                   Treasurer and CFO



Dated:  May 14, 1996





                         PAGE II-2

                           EMPLOYMENT AGREEMENT

          This Employment Agreement is made this 29th day of February, 1996, by and between PROVIDENCE GAS COMPANY, a Rhode Island corporation with principal offices at 100 Weybosset Street, Providence, Rhode Island 02903 (the Company), and Patricia O. Keene, of Harvard, Massachusetts (the Employee), with respect to the following facts:
          1. The Employee is currently employed by the Company as Vice President; the Company has confidence in the managerial and other skills of the Employee and desires to continue the employment of the Employee on the terms and conditions hereinafter contained; and in order to encourage the full attention by the Employee to her duties in her capacity aforesaid the Company wishes to make provision for certain protections for the Employee in the event of the termination of her employment under specified conditions.
          2. The Employee is willing to continue to be employed by the Company on such terms and conditions and with the benefit of such protections.
          NOW, THEREFORE, in consideration of the mutual promises hereinafter contained, the parties hereto mutually agree as follows:
          1.   Term of Agreement
          The Company hereby employs the Employee, and the Employee hereby accepts employment by the Company, for a term commencing with the date hereof and continuing indefinitely hereafter, subject to termination in accordance with the provisions of paragraphs 6, 7, and 8, below.
          2.   Capacity and Responsibilities
          The Employee shall be employed by the Company in the capacity of Vice President of the Company, or in such other executive capacities or positions as the board of directors of the Company may determine from time to time, with such duties and authority as customarily appertain to such office or other capacities or positions, and with such additional duties and authority as may be agreed upon by the Employee and the Company from time to time. While in the employ of the Company, the Employee agrees to serve the Company faithfully and diligently and to use her best efforts to promote the interests of the Company.
          3.   Compensation
          The Company agrees to compensate the Employee for her services rendered hereunder at a rate per annum which shall be commensurate with the Employees office with the Company and shall be determined from time to time by the board of directors of the Company, which rate shall, however, in no case be less than the rate of compensation being paid to the Employee at the time of execution of this Agreement or such higher rate as may be in effect for the Employee from time to time during her employment by the Company. Such compensation shall be payable in substantially equal monthly installments, in arrears, or in such other installments, not less often than monthly, as the board of directors of the Company may approve from time to time, subject to such withholdings and deductions as may be required by law. For the purposes of this paragraph, the term compensation shall mean the Employees base annual compensation as established by the board of directors and shall exclude (i) any incentive pay, bonuses, or similar compensation, (ii) the value of any fringe benefits, and (iii) contributions by the Company to or for the account of the Employee under the Voluntary Investment Plan of Providence Energy Corporation or any other contributory plan of Providence Energy Corporation or of the Company in effect from time to time.
          4.   Reimbursement of Expenses
          The Employee shall be reimbursed for such expenses as may be reasonably incurred in connection with the carrying out of the Employees duties hereunder, subject to the presentation of vouchers in such detail as the board of directors may require from time to time.
          5.   Vacation; Fringe Benefits
          The Employee shall be entitled to the same vacation privileges and other fringe benefits as those enjoyed by other salaried employees of the Company generally, but subject to such variations as may be determined by the board of directors of the Company from time to time to reflect differences between the compensation levels and terms of employment of the Employee and other salaried employees of the Company. In any case, such vacation privileges and other fringe benefits shall at no time be less favorable to the Employee than those currently enjoyed by the Employee.
          6.   Termination (Absent Change in Control)
          If there shall have been no Change in Control (as defined hereinafter), this Agreement and the employment of the Employee hereunder may be terminated as follows:
          (a) by the Employee, on not less than thirty (30) days notice to the Company; or
          (b) by the Company, on not less than thirty (30) days notice to the Employee; provided, that if the termination of the Employees employment by the Company shall be without cause (as defined hereinafter), the Employee shall be entitled to the payment of an amount equal to the Employees annual compensation (as defined in paragraph 3, above), as reportable to the Internal Revenue Service for federal income tax purposes, at the rate in effect immediately prior to such termination, such amount to be paid to the Employee in twelve
     (12) consecutive equal monthly installments on the last day of each month beginning with the month next following the month in which the termination is effective. If and for as long as the Employee is entitled to payments under this paragraph, the Company will continue to provide to the Employee, at the Companys expense, the health and medical insurance benefits being provided to the Employee at the time of termination of her employment.
          7.   Termination (After Change in Control)
          (a) If a Change in Control shall have occurred, this Agreement and the employment of the Employee hereunder may be terminated as follows:
               (i) by the Employee, on not less than thirty (30) days notice to the Company; or
               (ii) by the Company at any time on not less than thirty (30) days notice to the Employee, provided that (A) if there shall have been a Change in Employment Conditions, as defined hereinafter, prior to the exercise by the Employee of her termination rights referred to above, or (B) if the termination of the Employees employment by the Company shall be without cause (as defined hereinafter), then in either case the Employee shall be entitled to the payment of an amount equal to the sum of (i) the aggregate of her compensation (as defined in paragraph 3, above) paid or payable with respect to the thirty-six
     (36) months of employment next preceding the date of termination, as reportable to the Internal Revenue Service for federal income tax purposes, plus (ii) the aggregate of the amounts paid or payable under the Providence Energy Corporation Performance and Equity Incentive Plan (or under such other incentive plan of the Company or of Providence Energy Corporation as may be in effect from time to time) for the (3) full fiscal years next preceding the date of termination. Such amount shall be paid to the Employee in twenty-four (24) consecutive equal monthly installments on the last day of each month beginning with the month next following the month in which the termination is effective. If and for as long as the Employee is entitled to payments under this paragraph, the Company will continue to provide to the Employee, at the Companys expense, the health and medical insurance benefits being provided to the Employee at the time of termination of her employment.
          (b) Any payment provided for in paragraph 6(b) or in subparagraph (a), above, shall be made without reduction whether or not any portion thereof shall be deemed an excess parachute payment under the provisions of Section 280G of the Internal Revenue Code of 1986, as the same may be amended from time to time.
          (c) For the purposes of this Agreement, the Employees employment shall be deemed to have been terminated for cause only if there shall have been an act of fraud, misappropriation, or embezzlement on the part of the Employee. Notwithstanding the foregoing, the Employee shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the unanimous vote of the entire membership of the Companys board of directors at a meeting of such board duly called and held for that purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employees counsel, to be heard by the board) finding that in the good faith opinion of the Board the Employee was guilty of conduct set forth in the first sentence of this subparagraph
     (c) and specifying the particulars thereof in detail.
          8.   Other Termination
          (a) Notwithstanding the provisions of paragraphs 6 and 7, above, this Agreement and the employment of the Employee hereunder shall terminate without further action by either party upon the earlier of
               (i) the attainment by the Employee of her normal retirement age under the Companys pension plan for salaried employees;
               (ii) the permanent disability of the Employee; or
               (iii) the death of the Employee; provided, that if at the time of her death the Employee is entitled to payments under paragraph 6(b) or paragraph 7(a), above, such payments shall be made following her death to her estate.
          (b) For the purposes of this Agreement, the Employee shall be deemed to be permanently disabled if (i) on the basis of medical evidence reasonably satisfactory to the board of directors of the Company, the board of directors finds that the Employee is unable to carry out substantially her duties hereunder as a result of bodily injury or disease, or mental condition, either occupational or non-occupational in cause, and (ii) such disability shall have continued for a period of six (6) consecutive months.
          (c) If the Employee and the Company shall not be in agreement as to whether she is permanently disabled for the purposes of this Agreement, the matter shall be referred to a panel of three medical doctors, one of which shall be selected by the Employee, one of which shall be selected by the Company, and one of which shall be selected by the two doctors as so selected, and the decision of a majority of the panel with respect to the question of whether the Employee is or is not permanently disabled shall be binding upon the Employee and the Company. The expenses of any such referral shall be borne by the party against whom the decision of the panel is rendered. The Employee may be required by the Company to submit to medical examination at any time during the period of her employment hereunder, but not more often than quarter-annually, to determine whether a permanent disability exists for the purposes of this Agreement.
          9.   Definition of Change in Control
          For the purposes of this Agreement, a Change in Control shall be deemed to have occurred if
          (a) there shall be consummated (i) any consolidation or merger of Providence Energy Corporation, a Rhode Island corporation and the holder of all of the outstanding capital stock of the Company (Providence Energy), in which Providence
               Energy is not the continuing or surviving corporation, or pursuant to which shares of Providence Energys common stock are converted into cash, securities, or other property, other than a merger of Providence Energy in which the holders of Providence Energys common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (ii) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all of substantially all of the assets of the Company; or

          (b) the shareholders of the Company or of Providence Energy approve any plan or proposal for the liquidation or dissolution of the Company or of Providence Energy; or

          (c)  any person (as such term is used in Sections 13(d) and 14
               (b)(2) of the Securities Exchange Act of 1934, as amended [the Exchange Act]), other than Providence Energy or a successor corporation resulting from a merger excluded under clause (i) of subparagraph (a), above, shall become directly or indirectly the owner or the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of thirty percent (30%) or more of the outstanding common stock of the Company, or any person (as such term is so used) shall become directly or indirectly the owner or the beneficial owner (within the meaning of Rule 13d-3 under the Exchange
               Act) of thirty percent (30%) or more of the outstanding common stock of the Company, or any person (as such term is so used) shall become directly or indirectly the owner or the beneficial owner (within the meaning of said Rule 13d-3) of thirty percent (30%) or more of the outstanding common stock of Providence Energy.

          10.  Definition of Change in Employment Conditions

          For the purposes of this agreement, a Change in Employment Conditions shall mean any of the following:
          (a) the assignment to the Employee by the Company of duties inconsistent with the Employees position, duties, responsibilities and status with the Company as Vice President, or a change in the Employees titles or offices as in effect immediately prior to a Change in Control, or any removal of the Employee from any of such positions, except in connection with the termination of her employment for cause or as a result of the Employees retirement, permanent disability, or death;

          (b) a reduction by the Company in the Employees compensation (as defined in paragraph 3, above) as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement, or the Companys failure to increase (within twelve (12) months of the Employees last increase in compensation) the Employees compensation after a Change in Control in an amount which at least equals, on a percentage basis, the weighted average percentage increase in compensation for all officers of the Company effected in the preceding twelve
          (12) months;

          (c) any failure by the Company or Providence Energy to continue in effect any benefit plan or arrangement in which the Employee is participating at the time of a Change in Control (or any other plans providing the Employee with substantially similar benefits) (hereinafter referred to as Benefit Plans), or the taking of any action by the Company or by Providence Energy which would adversely affect the Employees participation in or materially reduce the Employees benefits under any such Benefit Plan or deprive the Employee of any material fringe benefit enjoyed by the Employee at the time of a Change in Control;

          (d) a relocation of the Companys principal executive offices to a location outside of the greater Providence, Rhode Island, area, or the Employees relocation to any place other than the location at which the Employee performed her duties prior to a Change in Control, except for required travel by the Employee on the Companys business to an extent substantially consistent with the Employees business travel obligations at the time of a Change in Control;

          (e) any failure by the Company to provide the Employee with the number of paid vacation days to which the Employee is entitled at the time of a Change in Control; or

          (f) any breach by the Company of any material provision of this Agreement.

          11.  Confidentiality and Noncompetition.
          (a) Confidentiality. During the term of this Agreement and thereafter in perpetuity, the Employee will not directly or indirectly divulge or appropriate to her own use, or to the use of any third party, any Trade Secrets, other secret or Confidential Information, knowledge or financial information of the Company or any of the Companys subsidiaries or affiliates (hereinafter, the Company and its subsidiaries and affiliates shall be collectively referred to as the Company Group), except as may be in the public domain other than by violation of this Agreement.
          (b) Noncompetition. From the date hereof until two (2) years after the termination of her employment hereunder, the Employee will not (i) directly or indirectly own any equity or proprietary interest in (except for ownership of shares in a publicly-traded company not exceeding 5% of any class of outstanding securities), or be an employee, agent, director, advisor, or consultant to or for any corporation (other than the Company Group), business enterprise, or any person engaged anywhere in the State of Rhode Island or the Commonwealth of Massachusetts, whether on her own behalf or on behalf of any person other than the Company Group, in the manufacture, procuring, sale, marketing, promotion, or distribution of any product or product lines functioning competitively with any product or product lines of the Company Group during the term of this Agreement, and the Employee will not assist in, manage, or supervise any of the foregoing activities; (ii) undertake any action to induce or cause any customer or client of the Company Group to discontinue any part of its business with the Company Group; (iii) cause, induce or in any way facilitate the employment by any other person or organization of any employee of or consultant to the Company Group, provided, that this covenant shall become operative only upon the termination of the Employees employment; or (iv) take or assist directly or indirectly in the taking, by acting as consultant to a third party or otherwise, of any position on any matter involving the Company and pending before any state or other public agency, when such position is adverse to the position being promoted before such agency at the time by the Company.
          (c) Definitions. Trade Secrets as used herein means all secret discoveries, inventions, formulae, designs, methods, processes, techniques of production and know-how relating to the Company Groups business. Confidential Information as used herein means the Company Groups internal policies and procedures, suppliers, customers, financial information, and marketing practices, as well as secret discoveries, inventions, formulae, designs, techniques of production, know-how and other information relating to the Company Groups business not rising to the level of a trade secret under applicable law.
          (d) The breach by the Employee of any of the covenants contained in this paragraph 11 shall relieve the Company of all further payment obligations under paragraph 6 or paragraph 7.
          12.  Successor to the Company
          The Company will require any successor to or assignee of (whether direct or indirect, by purchase, merger, consolidation or otherwise) all or substantially all of the business and/or assets of the Company, by agreement, expressly, absolutely and unconditionally to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Any failure of the Company to obtain such agreement prior to the effectiveness of any such succession or assignment shall be deemed a breach of a material provision of this Agreement. As used in this Agreement, Company shall include any successor to or assignee of the Companys business and/or assets as aforesaid which executes and delivers the agreement provided for in this Paragraph 12 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.
          13.  Performance and Equity Incentive Plan
          Nothing in this agreement shall be deemed to alter or modify in any way such rights as the Employee may now or in the future have under the 1992 Performance and Equity Incentive Plan (the Plan) of Providence Energy Corporation, as the same may be amended from time to time, including without limitation rights of the Employee with respect to the accelerated vesting of Grant Shares (as defined in the Plan) under certain circumstances as provided in the Plan.
          14.  Notices
          Any notice given or required to be furnished to the Employee under this Agreement shall be mailed to her by registered mail, postage prepaid, at her last-known mailing address as the same appears on the records of the Company, or at such other address as she may furnish to the Company in writing for the purpose. Any notice given or required to be furnished to the Company hereunder shall be mailed to it by registered mail, postage prepaid, at 100 Weybosset Street, Providence, Rhode Island 02903, attention: Secretary, or at such other address as the Company may furnish to the Employee in writing for this purpose. Any such notice shall be deemed to have been given when mailed in accordance with the foregoing.

          15.  Termination of Prior Employment Agreements
          This Agreement is intended to supersede all prior employment agreements, oral or written, between the Employee and the Company, all of which are hereby terminated and cancelled. Neither the Company nor the Employee shall have any further rights against or obligations to the other under any of such prior agreements.
     16.  Binding Effect, etc.
          This Agreement shall be binding upon and inure to the benefit of the Employee and her heirs and the representatives of her estate. The interests of the Employee hereunder shall not be assignable. This Agreement shall also be binding upon and shall inure to the benefit of the Company and its successors and assigns.
          17.  Applicable Law
          This Agreement fshall be governed in all respects by the laws of the State of Rhode Island.
          IN WITNESS WHEREOF, the parties have executed this employment Agreement as of the day and year first above written.
     PROVIDENCE GAS COMPANY


     BY:_____________________________             _________________________
          James H. Dodge                        Patricia O. Keene
          Chairman, President, and CEO