Form 10-Q
period 1996-06-30
PROVIDENCE ENERGY CORP
filed 1996-08-13
CIK 319651

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              June 30, 1996
                           -------------------------------------------

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number                         1-10032
                       -----------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
- ----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Rhode Island                                  05-0389170
- -----------------------------------------------  ------------------------
 (State or other jurisdiction of incorporation   (I.R.S. Employer
                                                 Identification No.)

             100 Weybosset Street, Providence, Rhode Island 02903
- ----------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-9191
- ----------------------------------------------------------------------
               Registrant's telephone number,including area code

(Former name, former address and former fiscal year, if changed since
- ----------------------------------------------------------------------
                                last report)

     Indicate by checkmark whether the registrant (1) has filed allreports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2)has been subject to such
filing requirements for the past 90 days.Yes x  No     .
                                            ---   -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value; 5,728,119 shares outstanding at August 13, 1996.
- ------------------------------------------------------------------------------

                        PROVIDENCE ENERGY CORPORATION
                                 FORM 10 Q

                              JUNE 30, 1996

PART I:     FINANCIAL INFORMATION                                       PAGE
Item 1      Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1996 and 1995                                     I-1

            Consolidated Balance Sheets as of June 30, 1996,
            June 30, 1995 and September 30, 1995                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1996
            and 1995                                                   I-3

            Consolidated Statements of Capitalization
            as of June 30, 1996, June 30, 1995 and
            September 30, 1995                                         I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-9


PART II     OTHER INFORMATION

Item 6      Reports on Form 8-K                                       II-1

            Signature                                                 II-2

PART I.   FINANCIAL INFORMATION
- -------------------------------
ITEM I.   FINANCIAL STATEMENTS
- ------------------------------
                     PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                     ----------------------------------------------
                            CONSOLIDATED STATEMENTS OF INCOME
                            ---------------------------------
                              FOR THE PERIODS ENDED JUNE 30
                              -----------------------------
                                       (Unaudited)
                                      -------------
                           (thousands, except per share amounts)

                                                THREE MONTHS                  NINE MONTHS               TWELVE MONTHS
                                             ------------------            ------------------        -------------------
                                              1996        1995              1996       1995           1996         1995
                                             ------------------            ------------------        -------------------
Operating revenues                            $ 43,273   $ 38,157           $182,786  $153,621        $213,157    $187,380
Cost of gas sold                                23,990     21,244            102,529    84,215         119,258     103,435
                                              --------    -------           --------  --------         -------     -------
  Operating margin                              19,283     16,913             80,257    69,406          93,899      83,945
                                              --------    -------           --------  --------         -------     -------
Operating expenses:
  Operating and maintenance                     12,728     11,067             37,770    34,069          48,070      43,052
  Depreciation and amortization                  3,157      2,580              8,923     7,760          11,632      10,210
  Taxes -
    State gross receipts                         1,247      1,044              5,153     4,149           6,009       5,118
    Local property and other                     1,692      1,726              5,123     5,116           6,771       6,233
  Federal income                                  (447)      (396)             6,037     4,564           4,577       4,445
                                              --------    -------           --------  --------         -------     -------
Total operating expenses                        18,377     16,021             63,006    55,658          77,059      69,058
                                              --------    -------           --------  --------         -------     -------
Operating income                                   906        892             17,251    13,748          16,840      14,887
Other income, net                                  197        303                984       645           1,204         306
                                              --------    -------           --------  --------         -------     -------
Income before interest expense                   1,103      1,195             18,235    14,393          18,044      15,193
                                              --------    -------           --------  --------         -------     -------
Interest expense:
  Long term debt                                 1,525      1,268              4,362     3,819           5,629       5,118
  Other                                            346        635              1,424     1,849           2,011       2,169
  Interest capitalized                             (33)       (38)               (75)     (108)           (110)       (149)
                                              --------    -------           --------  --------         -------     -------
                                                 1,838      1,865              5,711     5,560           7,530       7,138
                                              --------    -------           --------  --------         -------     -------
Income (loss) after interest expense              (735)      (670)            12,524     8,833          10,514       8,055
Preferred dividends of subsidiary                 (174)      (174)              (522)     (522)           (696)       (696)
                                              --------    -------           --------  --------         -------     -------
Net income (loss)                             $   (909)   $  (844)          $ 12,002  $  8,311         $  9,818    $ 7,359
                                              ========    =======           ========  ========         ========    =======
Net income (loss) per common share            $   (.16)  $   (.15)          $   2.11  $   1.48         $   1.73    $  1.31
                                              ========    =======           ========  ========         ========    =======
Dividends paid per common share               $    .27   $    .27           $    .81  $    .81         $   1.08    $  1.08
                                              ========    =======           ========  ========         ========    =======
Weighted average common  shares outstanding    5,718.3    5,635.0            5,699.5   5,613.2          5,688.9    5,602.4
                                              ========    =======           ========  ========         ========    =======

                                   PAGE I-1

PART I.   FINANCIAL INFORMATION
- -------------------------------
ITEM I.   FINANCIAL STATEMENTS
- ------------------------------

               PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
               ----------------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                        FOR THE PERIODS ENDED JUNE 30
                        -----------------------------
                                 (Unaudited)
                                 -----------
                     (thousands, except per share amounts)

                                                     THREE MONTHS
                                                 --------------------
                                                  1996          1995
                                                 -----          -----
Operating revenues                                $ 43,273     $ 38,157
Cost of gas sold                                    23,990       21,244
                                                  --------     --------
  Operating margin                                  19,283       16,913
                                                  --------     --------
Operating expenses:
  Operation and maintenance
                                                    12,728       11,067
  Depreciation and amortization                      3,157        2,580
  Taxes -
    State gross receipts                             1,247        1,044
    Local property and other                         1,692        1,726
    Federal income                                    (447)        (396)
                                                  --------     --------
Total operating expenses                            18,377       16,021
                                                  --------     --------

Operating income                                       906          892
Other income, net                                      197          303
                                                  --------     --------
Income before interest expense                       1,103        1,195
                                                  --------     --------
Interest expense:
  Long-term debt                                     1,525        1,268
  Other                                                346          635
  Interest capitalized                                 (33)         (38)
                                                  --------     --------
                                                     1,838        1,865
                                                  --------     --------

Income (loss) after interest expense                  (735)        (670)
Preferred dividends of subsidiary                     (174)        (174)
                                                  --------     --------
Net income (loss)                                 $   (909)    $   (844)
                                                  ========     ========
Net income (loss) per common share                $   (.16)    $   (.15)
                                                  ========     ========
Dividends paid per common share                   $    .27     $    .27
                                                  ========     ========
Weighted average common shares outstanding         5,718.3      5,635.0
                                                  ========     ========

                                     PAGE I-1

PART I.   FINANCIAL INFORMATION
- -------------------------------
ITEM I.   FINANCIAL STATEMENTS
- ------------------------------

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------
                     (thousands, except per share amounts)

                                                        NINE MONTHS
                                                     -----------------
                                                      1996       1995
                                                     -----       -----
Operating revenues                                  $182,786   $153,621
Cost of gas sold                                     102,529     84,215
                                                    --------   --------
  Operating margin                                    80,257     69,406
                                                    --------   --------
Operating expenses:
  Operating and maintenance                           37,770     34,069
  Depreciation and amortization                        8,923      7,760
  Taxes -
    State gross receipts                               5,153      4,149
    Local property and other                           5,123      5,116
    Federal income                                     6,037      4,564
                                                    --------   --------
Total operating expenses                              63,006     55,658
                                                    --------   --------
Operating income                                      17,251     13,748
Other income, net                                        984        645
                                                    --------   --------

Income before interest expense                        18,235     14,393
                                                    --------   --------
Interest expense:
  Long-term debt                                       4,362      3,819
  Other                                                1,424      1,849
  Interest capitalized                                   (75)      (108)
                                                    --------   --------
                                                       5,711      5,560
                                                    --------   --------
Income (loss) after interest expense                  12,524      8,833
Preferred dividends of subsidiary                       (522)      (522)
                                                    --------   --------

Net income                                          $ 12,002   $  8,311
                                                    ========   ========

Net income per common share                         $   2.11   $   1.48
                                                    ========   ========

Dividends paid per common share                     $    .81   $    .81
                                                    ========   ========

Weighted average common shares outstanding           5,699.5    5,613.2
                                                    ========   ========

                                   PAGE I-1

PART I.  FINANCIAL INFROMATION
- ------------------------------
ITEM I.  FINANCIAL STATEMENTS
- -----------------------------

                         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                         ----------------------------------------------
                               CONSOLIDATED STATEMENTS OF INCOME
                               ---------------------------------
                                 FOR THE PERIODS ENDED JUNE 30
                                 ----------------------------
                                          (Unaudited)
                                          -----------
                               (thousands, except per share amounts)

                            TWELVE MONTHS
                         -------------------
                           1996       1995
                         ------       ------
Operating revenues       $213,157   $187,380
Cost of gas sold          119,258    103,435
                         --------   --------
  Operating margin         93,899     83,945
                         --------   --------
Operating expenses:
  Operating and
    maintenance            48,070     43,052
  Depreciation and
    amortization           11,632     10,210
  Taxes -
    State gross earnings    6,009      5,118
    Local property and
      other                 6,771      6,233
    Federal income          4,577      4,445
                         --------   --------
Total operating
  expenses                 77,059     69,058
                         --------   --------
Operating income           16,840     14,887
Other income, net           1,204        306
                         --------   --------

Income before interest
  expense                  18,044     15,193
                         --------   --------
Interest expense:
  Long-term debt            5,629      5,118
  Other                     2,011      2,169
  Interest capitalized       (110)      (149)
                         --------   --------
                            7,530      7,138
                         --------   --------
Income (loss) after
  interest expense         10,514      8,055
Preferred dividends of
  subsidiary                 (696)      (696)
                         --------   --------

Net income               $  9,818   $  7,359
                         ========   ========
Net income per
  common share           $   1.73   $   1.31
                         ========   ========
Dividends paid per
  common share           $   1.08   $   1.08
                         ========   ========
Weight average common
  shares outstanding      5,688.9    5,602.4
                         ========   ========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Thousands)
                                 -------------

                                                    (Unaudited)
                                                 June 30,  June 30,  September 30,
                                                  1996       1995       1995
                                                -----------------------------------
ASSETS
- ------
Gas plant, at original cost                       $274,011  $252,566   $257,264
    Less - accumulated depreciation and
           utility plant acquisition
           adjustments                              98,296    87,414     87,363
                                                  --------  --------   --------
                                                   175,715   165,152    169,901
                                                  --------  --------   --------
Nonutility property, net                             1,896     1,974      1,958
                                                  --------  --------   --------
Current assets:
  Cash and temporary cash investments                1,531     1,581      1,278
  Accounts receivable
    less allowance of $5,406 at 6/30/96, $3,745
    at 6/30/95 and $2,412 at 9/30/95                25,003    22,414     14,031
  Unbilled revenues                                  1,645     2,022      2,655
  Deferred gas costs                                 2,453        --      1,193
  Inventories, at average cost -
    Liquefied natural gas, propane and under-
      ground storage                                 7,394     7,179     10,116
    Materials and supplies                           1,361     1,504      1,540
  Prepaid and refundable taxes                       4,631     6,155      5,933
  Prepayments                                        1,023       751      1,366
                                                  --------  --------   --------
                                                    45,041    41,606     38,112
                                                  --------  --------   --------

Deferred charges and other assets                   13,644    16,387     17,156
                                                  --------  --------   --------
    Total assets                                  $236,296  $225,119   $227,127
                                                  ========  ========   ========

CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization                                    $167,324  $148,256   $161,006
                                                  --------  --------   --------
(See accompanying statement)
Current liabilities:
  Notes payable                                      7,300    10,700      7,337
  Current portion of long-term debt                  1,994     1,875      1,950
  Accounts payable                                  14,280    15,971     14,102
  Accrued taxes                                      4,719     8,758      6,059
  Accrued vacation                                   1,982     1,918      1,679
  Customer deposits                                  4,049     3,822      3,981
  Refundable gas costs                                 --      5,373         --
  Other                                              4,774     3,686      3,947
                                                  --------  --------   --------
                                                    39,098    52,103     39,055
                                                  --------  --------   --------
Deferred credits and reserves:
  Accumulated deferred Federal income taxes         19,751    16,756     18,734
  Unamortized investment tax credits                 2,573     2,732      2,691
  Other                                              7,550     5,272      5,641
                                                  --------  --------   --------
                                                    29,874    24,760     27,066
                                                  --------  --------   --------
    Total capitalization and liabilities          $236,296  $225,119   $227,127
                                                  ========  ========   ========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                       1996         1995
                                                   ---------------------
                                                         (thousands)
Cash provided (used for)
Operations:
- ----------
     Income after interest expense                   $ 12,524      $  8,833
     Items not requiring cash -
       Depreciation and amortization-Plant
       & non-utility                                    8,938         7,959
       Changes as a result of regulatory action        (1,453)           --
       Amortization of deferred charges & other         1,312         1,186
       Deferred Federal income taxes                    1,021         1,250
       Amortization of investment tax credits            (118)         (119)
       Change in assets and liabilities
        which provided (used) cash:
         Accounts receivable                          (10,989)       (4,522)
         Unbilled Revenue                               1,010           873
         Deferred gas costs                            (1,260)       15,819
         Inventories                                    2,901         4,251
         Prepaid and refundable taxes                   1,298        (2,125)
         Prepayments                                      343           748
         Accounts payable                                 178        (2,353)
         Accrued taxes                                  2,718         2,534
         Refundable gas costs                              --         5,373
         Accrued vacation, customer deposits & other    1,216           458
         Deferred charges & other                         513        (3,070)
                                                     --------      --------
         Net cash provided by operations               20,152        37,095
                                                     --------      --------
Investment Activities:
- ---------------------
     Expenditures for property, plant
       and equipment, net                             (13,884)      (13,708)
                                                     --------      --------
          Total                                       (13,884)      (13,708)
                                                     --------      --------
Financing Activities:
- --------------------
     Issuance of common stock                           1,034         1,019
     Issuance of mortgage bonds                        15,000            --
     Payments on long-term debt                        (1,881)       (1,910)
     Decrease in notes payable, net                   (15,037)      (17,000)
     Cash dividends on preferred shares                  (522)         (522)
     Cash dividends on common shares                   (4,609)       (4,538)
                                                     --------      --------
Total                                                  (6,015)      (22,951)
                                                     --------      --------
Increase in cash and temporary
     cash investments                                     253           436
Cash and cash equivalents at beginning
    of period                                           1,278         1,145
                                                     --------      --------
Cash and cash equivalents at end of peiod            $  1,531      $  1,581
                                                     ========      ========
Supplemental disclosures of cash floww information:
     Cash paid year-to-date for -
     Interest (net of amount capitalized             $  5,040      $  4,650
     Income taxes (net of refunds)                   $  1,914      $  1,385

                           PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                           ----------------------------------------------
                              CONSOLIDATED STATEMENTS OF CAPITALIZATION
                              -----------------------------------------
                                             (THOUSANDS)
                                             -----------

                                          (Unaudited)
                                     June 30,       June 30,     September 30,
                                       1996           1995           1995
                                   -----------------------------------------
Common stock equity:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,728 at 6/30/96
                  5,646 at 6/30/95
                  5,668 at 9/30/95     $  5,728     $  5,646          $  5,668
  Amount paid in excess of par           55,048       53,925            54,258
  Retained earnings                      25,991       22,306            18,598
                                       --------     --------          --------

Total common stock equity                86,767       81,877            78,524
                                       --------     --------          --------

Cumulative preferred stock of subsidiary:

  The Providence Gas Company -
   Redeemable 8.7% Series, $100 par
   Authorized -80 shares
   Outstanding - 80 shares as of
                   6/30/96, 6/30/95 and
                   9/30/95               8,000         8,000             8,000
                                       --------     --------          --------

Long-term debt:

  First mortgage bonds                   72,800       59,400            74,400
  Capital leases                          1,751          854             2,032
                                       --------     --------          --------

Total long-term debt                     74,551       60,254            76,432

Less current portion                      1,994        1,875             1,950
                                       --------     --------          --------

Long-term debt, net                      72,557       58,379            74,482
                                       --------     --------          --------

Total capitalization                   $167,324     $148,256          $161,006
                                       ========     ========          ========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



Accounting Policies
- -------------------

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

Gas Charge Clause
- -----------------

     In May 1996, the Rhode Island Public Utilities Commission approved a Rate Design Settlement Agreement. The Agreement included changes to the Registrant's gas cost recovery mechanism; specifically, the Agreement replaced the previous Cost of Gas Adjustment Clause (CGA) with Gas Charge Adjustment Clauses (GCC) effective June 2, 1996. In addition to those items previously recovered through the CGA, the GCC provides for the recovery of: (1) inventory financing costs;
(2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) liquefied natural gas operating and maintenance expenses, all of which were previously recovered in base rates. The GCC provides for reconciliation of total gas costs billed with the actual cost of gas recorded. Any excess or deficiency in amounts billed as compared to costs is deferred and either refunded to, or recovered from, customers over a subsequent period.

Reclassification
- ----------------

     Certain prior period amounts have been reclassified for consistent presentation with the current period.

Environmental Matters
- ---------------------

     Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations, and may include expending funds to investigate or clean up certain sites. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations.

     At June 30, 1996, the Registrant was aware of four sites at which future costs may be incurred.

     The Registrant has been designated as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRP's. With respect to one of the Plympton sites, the Registrant has joined with other PRP's in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1996, approximately $1.1 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At June 30, 1996, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.3 million to in excess of $5.0 million. Based on the proposals for remediation work the Registrant has accrued $1.3 million at June 30, 1996, for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, which is subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site.

     Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site.

     In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation cost of approximately $1.4 million and an estimated $1.3 million for environmental remediation costs have been charged to the accumulated depreciation reserve at June 30, 1996. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Should future developments warrant

                                   PAGE I-6
additional rate recovery mechanisms, management will seek such recovery.

     Also, management has begun discussions with other parties who may assist the Registrant in paying future costs at the above sites. Management believes that its program for managing environmental issues combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

Gas Supply Restructuring
- ------------------------

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

     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $19 million and $21 million of which $15.2 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $3.8 million has been recorded in the accompanying consolidated balance sheets along with a regulatory asset anticipating future recovery through the GCC.

     The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. Negotiations are continuing on the one additional pipeline, and based on the information available, the Registrant believes that its current range for transition costs is reasonable.

Rate Case
- ---------

     In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures. On November 17, 1995, the RIPUC issued its decision on the rate request made by the Registrant. In its decision, the RIPUC authorized the Registration to increase its rates to recover additional annual revenues in the amount of $3,990,000.

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

New Accounting Pronouncements
- -----------------------------

     Management continues to analyze the new accounting statement, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Based on the current regulatory environment, management does not believe adoption of SFAS No. 121 will have a material impact on the financial position or results of operations of the regulated business. Management continues to analyze the effect of the adoption of SFAS No. 121 on its non-regulated business and has not yet concluded what effect the adoption of SFAS No. 121 will have. Adoption of SFAS No.121 is required in fiscal 1997 although the Registrant may adopt at an earlier date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The Registrant's current operating revenues and operating margin for the quarter, nine and twelve month periods, increased over comparable prior periods. Net income for the quarter decreased while the nine and twelve month periods posted increases as shown in the table below.

                                        THREE MONTHS                  NINE MONTHS                  TWELVE MONTHS
                                         ENDED JUNE                   ENDED JUNE                     ENDED JUNE
                                         1996   1995                  1996   1995                  1996     1995
                                         ----   ----                  ----   ----                  ----     ----
(000's)
Operating revenues                  $43,273     $38,157          $182,786    $153,621          $213,157     $187,380
                                    =======     =======          ========    ========          ========     ========

Operating margin                    $19,283     $16,913          $ 80,257    $ 69,406          $ 93,899     $ 83,945
                                    =======     =======          ========    ========          ========     ========

Net income (loss)                   $  (909)    $  (844)         $ 12,002    $  8,311          $  9,818     $  7,359
                                    =======     =======          ========    ========          ========     ========

Operating Revenues and Operating Margin
- ---------------------------------------

     During the current year period, the Registrant has experienced colder than normal weather resulting in temperatures averaging 17.6 percent colder than last year. This increase in heating load due to the colder temperatures represents approximately $5.7 million in increased operating margin for the nine and twelve month periods, respectively.

     Additionally, the Rhode Island Public Utilities Commission (RIPUC) approved a rate increase effective December 17, 1995. Operating margin for the current quarter and nine month period, versus last year, increased approximately $600,000 and $2.9 million, respectively, as a result of the rate increase. As a result of the RIPUC's approval in February 1996 of the Integrated Resource Plan's (IRP) performance-based ratemaking mechanism, the Registrant recorded an increase in operating margin of $1.5 million in the current quarter as a result of gas cost savings achieved for the twelve month plan period which ended June 1996. This saving was somewhat offset by a one time charge to operating and maintenance expenses of $800,000 to fund a low income assistance program as discussed below. The IRP settlement agreement covers a three year period. The Registrant's ability to record up to $1.5 million in operating margin annually is dependent upon achieving certain levels of gas cost savings for each plan year. Also see Liquidity and Capital Resource discussion.

Operating and Maintenance Expenses
- ----------------------------------

     Overall, operating and maintenance expenses increased, during the current quarter versus last year, approximately $1.7 million or 15.0 percent. The increase is primarily attributable to a higher uncollectible revenue provision due to the increased operating revenues resulting from the colder temperatures, a one time charge of $800,000 to fund a low income assistance program associated

                                   PAGE I-9
with the RIPUC's February 1996 approval of the IRP, and a one time charge of approximately $100,000 for costs associated with the IRP regulatory proceeding. In addition, expenses of approximately $400,000 were incurred for outside services associated with the development of new energy service offerings. Operation and maintenance expenses increased approximately $3.7 million or 10.9 percent and $5.0 million or 11.7 percent for the nine and twelve month periods, respectively, for the reasons described above.

Taxes
- -----

     Taxes for the current quarter versus last year were flat while the nine and twelve month periods versus last year increased approximately $2.5 million or
18.0 percent and $1.6 million or 9.9 percent, respectively. The increase in taxes, mainly Federal income and state gross receipts tax, resulted from higher pretax income and higher operating revenues, respectively.

Other Income
- ------------

     Other income for the nine and twelve month periods versus last year increased approximately $339,000 and $898,000 respectively. The increase is due to regulatory adjustments including a one-time gain for the regulatory change in accounting for property taxes which was offset by the write-offs of previously deferred reorganization and other costs for which recovery was not allowed as part of the rate award received from the RIPUC on November 17, 1995. (See notes to consolidated financial statements.)

Interest Expense
- ----------------

     Interest expense for the current quarter versus last year was flat while increasing approximately $151,000 or 2.7 percent and $392,000 or 5.5 percent for the nine and twelve month periods, respectively. A decrease in weighted average short-term borrowings caused short-term interest expense to decrease for the current quarter, nine and twelve month periods versus last year. The Registrant's long-term interest expense for the current quarter, nine and twelve month periods has increased slightly as a result of the Series R First Mortgage Bond issuance in December 1995.

Future Outlook
- --------------

     The Registrant currently owns and operates North Attleboro Gas Company (North Attleboro Gas), a small gas distribution company with over 3,000 customers located in Massachusetts. The Registrant continues to assess the long-term strategic fit of North Attleboro Gas. The Registrant's assessment of this operation is part of its periodic evaluation of the strategic fit and financial performance of all major assets. The Registrant is considering various options for North Attleboro Gas, including a restructuring of operations, a

                                   PAGE I-10
request for a rate increase or the possible sale of North Attleboro Gas to another party. No decision has been made with respect to this matter and any decision will not likely result in a material change in the results of operations or the financial position of the Registrant.

     The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which will be effective for the Registrant in fiscal 1997. Based on the current regulatory environment, management does not believe adoption of SFAS No. 121 will have a material impact on the financial position or results of operations of the regulated business. Management continues to analyze the effect of the adoption of SFAS No. 121 on its non-regulated business and has not yet concluded what effect the adoption of SFAS No. 121 will have. The FASB has also released Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". Although this Statement will increase footnote disclosures regarding the Registrant's stock plans, management does not believe SFAS No. 123 will have an impact on the Registrant's results of operations or financial position.

     There are virtually unlimited opportunities to unbundle services, form alliances, custom-tailor services for customers, and greatly increase the competition with other energy suppliers. To facilitate the transition to a diversified energy marketer, the Registrant is planning to form business alliances outside of its traditional utility business. The Registrant is also seeking investment opportunities in non-regulated energy ventures. These energy marketing ventures will increasingly be separate from the distribution utility. There are strategic long-term planning costs associated with developing the new energy service offerings. The Registrant estimates these costs to be in the range of $400,000 to $900,000 for fiscal year 1996.

     To pursue the opportunities discussed above, the Registrant on August 1, 1996, incorporated Providence Energy Services, Inc. to market natural gas and services to all eligible transportation customers. The operating results of this new company will not have a material impact on the Registrant's results of operations for 1996.

     In May 1996, the Rhode Island Public Utilities Commission approved a Rate Design Settlement Agreement among The Registrant, the Division of Public Utilities and Carriers, The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. While this initial step is available to the largest commercial and industrial customers, approximately 120, the Registrant is required to make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant does not know the number of customers that would be impacted by the March 1997 filing at this time.

                                   PAGE I-11

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest nine months, the Registrant's accounts receivable and unbilled revenue have increased approximately $10 million. These fluctuations are the result of higher monthly sales primarily during the first and second quarters and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

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

     Capital expenditures for the latest fiscal year-to-date period of $13.9 million were stable when compared to $13.7 million last year. Capital expenditures for the remainder of the fiscal year are expected to be approximately $6.6 million. Anticipated capital expenditures for the next three years are expected to total between $55 million to $65 million.

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

     On October 3, 1991, the Massachusetts Department of Public Utilities (MDPU) approved a settlement order reached between the Massachusetts Attorney General's Office and North Attleboro Gas Company. Due to the magnitude of the award (32 percent), the MDPU ordered North Attleboro Gas to phase in the award over a five-year period effective November 1, 1991. As a result of this award, the final revenue increase of $94,445 was phased in on November 1, 1995.

                                   PAGE I-12

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

     The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs of $500,000, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program of $200,000, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking mechanism. The Settlement Agreement also contains a general agreement that the Registrant's strategy and steps included in its supply plan are reasonable.

     The Settlement Agreement also provides for a one-time funding of up to $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Registrant's share of the performance-based ratemaking mechanism. The LIAP was developed in response to the Registrant's anticipated loss of approximately $1.5 million in Federal funding for the low income heat assistance program administered by the State of Rhode Island for fiscal 1996.

     The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Registrant has performed an analysis of gas cost savings since July 1995 and believes that sufficient savings have been achieved as of June 30, 1996 to provide funding for these programs without incurring a charge to income. Accordingly, in the current quarter, the Registrant recorded its annual share of the performance-based ratemaking mechanism under this agreement which resulted in a $1.5 million increase to operating margin. Although the Settlement Agreement contains a methodology used to calculate the actual gas cost savings, the ultimate analysis of savings is subject to RIPUC review and approval which will occur in the fourth quarter of the fiscal year.

                                   PAGE I-13

     PROVIDENCE ENERGY CORPORATION
     -----------------------------

PART II.  OTHER INFORMATION
- ---------------------------


REPORTS ON FORM 8-K
- -------------------

     No reports or Form 8-K were filed during the quarter for which this report is filed.

                                   PAGE II-1

                         PROVIDENCE ENERGY CORPORATION
                         -----------------------------


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



                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Providence Energy Corporation
                         (Registrant)

                            /s/ GARY S. GILLHEENEY
                         By:______________________________
                            GARY S. GILLHEENEY
                            Senior Vice President, Treasurer
                            and CFO



Date:  August 13, 1996
       ---------------

                                   PAGE II-2