Form 10-K405
period 1996-09-30
PROVIDENCE ENERGY CORP
filed 1996-12-20
CIK 319651

                      SECURITIES AND EXCHANGE COMMISSION-
                           Washington, D. C.  20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1996
                          ------------------

                             OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               -----------------------  -------------------
Commission file number 1-10032
                       -------

                         PROVIDENCE ENERGY CORPORATION
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
    Rhode Island                                                05-0389170
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I. R. S. Employer
  incorporation or organization)                            (Identification No.)
100 Weybosset Street, Providence, Rhode Island                    02903
-------------------------------------------------------------  ----------------
  (Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code 401-272-9191
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:
Title of each class                             Name of each exchange on which
-------------------                             ------------------------------
                                                registered
                                                -----------
Common Stock, $1.00 Par Value                          NEW YORK STOCK EXCHANGE
------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
-------------------------------------------------------------------------------
                               (Title of Class)
   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
    State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 4, 1996: $101,773,388
    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value:  5,767,747 shares outstanding at
---------------------------------------------------------------
December 4, 1996.
----------------

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the annual report to shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Part II.

                               TABLE OF CONTENTS

PART I                                                              PAGE

Item 1 -   Business
            General                                                  I-1
            Operations of the Gas Companies                          I-2
            Nonutility Operations                                    I-9
            Special Factors Affecting the Gas Industry               I-9
            Environmental Regulations                                I-11
            Other Standards                                          I-12

 Item 2 -  Properties                                                I-13

 Item 3 -  Legal Proceedings                                         I-13

 Item 4 -  Submission of Matters to a Vote of Security Holders       I-13

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

Item 11 -  Executive Compensation                                  III-5

Item 12 -  Security Ownership of Certain Beneficial Owners
           and Management                                          III-5

Item 13 -  Certain Relationships and Related Transactions          III-5

PART IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                              IV-1

Experts Consent                                                     IV-6

Supplemental Schedule                                               IV-7

Signatures                                                          IV-11

PART I
------
ITEM 1. BUSINESS
----------------

  Providence Energy Corporation (the Registrant or the Company) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this Form 10-K and annual report to shareholders, which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

  All statements other than statements of historical facts included in this Form 10-K and annual report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are factors which could cause actual results to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; unanticipated environmental liabilities; changes in, or the failure to comply with, government regulations; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

General
-------

  The Registrant was organized in 1981 as a Rhode Island business corporation. As of December 4, 1996, the Registrant's outstanding common shares are listed on the New York Stock Exchange. Prior to that date, these shares were listed on the American Stock Exchange.

  The Registrant is the parent of two wholly-owned natural gas distribution utilities, The Providence Gas Company (ProvGas) and North Attleboro Gas Company (North Attleboro Gas), together referred to as the Gas Companies. In August 1996, the Registrant incorporated Providence Energy Services, Inc. to market natural gas and energy services. The Registrant also conducts its nonutility operations through a wholly-owned nonutility subsidiary, Newport America Corporation (Newport America)-see nonutility operations.

  ProvGas, Rhode Island's largest natural gas distributor, was founded in 1847 and serves approximately 163,000 customers in Providence, Newport and 23 other cities and towns in Rhode Island. North Attleboro Gas serves over 3,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The total natural gas service territory of the Gas Companies encompasses 410 square miles and has a population of approximately 850,000.

  The corporate offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903 (Telephone 401-272-9191).

Operations of the Gas Companies
-------------------------------

  Customers.  The Gas Companies had an average annual number of customers of
  ----------
approximately 166,000 for the twelve months ended September 30, 1996, of which approximately 90% were residential and 10% were commercial and industrial.

  The net increase in the average annual number of customers during fiscal 1996 over fiscal 1995 was approximately 1,700 or 1.0%. This moderate increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to the stagnant economy.

  Gas Service.  The gas services provided by the Gas Companies can be grouped
  ------------
into three categories -- firm, interruptible and transportation service. Firm service is provided to those residential, commercial and industrial customers that use natural gas throughout the year. Interruptible service is provided to those commercial and industrial customers that do not require assured gas service because they can utilize an alternative fuel or otherwise operate without gas service. Transportation service is a service where the Gas Companies transport to certain large customers gas owned by those customers or by third parties selling gas to those customers.

  The following table shows the distribution of gas to various customer classes, and the total gas sold and transported by year since 1992:

                       1996     1995      1994     1993     1992
                       ----     ----      ----     ----     ----
Firm                   85.8%    76.4%     81.9%    83.9%    73.9%
Interruptible           9.3     17.6      15.8     14.7     23.1
Transportation          4.9      6.0       2.3      1.4      3.0
                      -----    -----     -----    -----    -----
                      100.0%   100.0%    100.0%   100.0%   100.0%
                      =====    =====     =====    =====    =====

Total Gas Sold and Transported
------------------------------

 BCF(*)                28.1     28.1      28.7     27.1     29.1
                      =====    =====     =====    =====    =====

(*) Gas sales are denominated in billions of cubic feet (Bcf) of natural gas. Total gas sales include gas sold and transported by the Gas Companies.

  Firm Service.  In recent years, the distribution of the Gas Companies' firm
  -------------
sales has been approximately 60% to residential and 40% to commercial and industrial customers. Firm sales represent the highest percentage of operating margin and represent the core of the Gas Companies' business.

  Interruptible Service.  Interruptible customers consist of two types: seasonal
  ----------------------
customers that typically use gas only during the nonwinter months and dual-fuel customers that contract for gas service on a year round basis, but agree to service interruption during certain peak periods. By retaining the right to interrupt service to the dual-fuel customers, the Gas Companies can balance daily demand from firm customers with available gas supply and pipeline capacity. Interruptible customers may interrupt their gas service, as well, when it is more economical to utilize an alternative fuel. Accordingly, the amount of the Gas Companies' interruptible sales fluctuates depending upon the relative price of natural gas to alternative fuels.

  Interruptible sales produce substantially less margin to the Gas Companies than firm sales due to the more competitive nature of interruptible sales. Service rates charged to dual-fuel customers are based on the price that the customer would otherwise pay for its alternative fuel. Total margin, however, is not impacted by nonfirm sales due to the fact that the Rhode Island Public Utilities Commission (RIPUC) requires the Registrant to return any margins earned from these non-firm customers to firm customers through the Gas Charge Clause (GCC) during the term of the Integrated Resource Plan - see Rates and Regulation and Competition and Marketing.

  Transportation Service.  The Registrant provides both firm and nonfirm
  -----------------------
transportation of gas. Margin from the firm transportation of gas purchased by certain large customers from third parties is likely to represent an increasing percentage of the Gas Companies' future total margin due to the continuing regulatory developments affecting the natural gas industry - see Special Factors Affecting the Natural Gas Industry. In general, these developments now allow customers to buy gas directly from the producer-supplier rather than solely from the local gas distribution company. Customer-owned gas is transported to the customer's premises through a combination of the interstate pipelines and the Gas Companies' distribution systems.

  For a given quantity of gas, the Gas Companies' margin from firm transportation service is the same as the margin from firm sales. Margin from nonfirm transportation service is less than the margin from firm sales, but is generally comparable to the margin from interruptible sales, depending on the price of alternative fuels. To the extent that the Gas Companies' existing customers buy gas directly from producer-suppliers, the Gas Companies' revenue will decrease although firm margin will not be impacted. Total margin is not impacted by nonfirm transportation due to the fact that the RIPUC requires the Registrant to return any margins earned from these nonfirm customers to firm customers through the GCC during the term of the Integrated Resource Plan - see Rates and Regulation.

  Gas Supply.  During 1996, the Registrant purchased 84% of its gas supply in
  -----------
the production area with transportation to market and storage provided by firm pipeline contracts. Liquefied natural gas (LNG) provided 5% of supply requirements. The remaining 11% was purchased in the market area, generally on an interruptible basis. The Registrant maintains contracts sufficient to meet 100% of its firm winter demand using firm storage and firm pipeline transportation.

  When not using capacity for its own sales, the Registrant released the capacity or used it to make off-system sales. In fiscal 1996, the Registrant received $5.7 million in revenue from released capacity, a 10.5% increase over the $5.1 million of revenue generated in fiscal 1995. The revenues reduced the firm customer's gas cost, making the Registrant more competitive.

In addition to managing its pipeline capacity, the Registrant has focused its attention on restructuring its supply portfolio to closely match its market requirements. A sophisticated planning model is used to support all major supply decisions and to identify specific areas in the supply and transportation portfolio where savings can be gained without jeopardizing the obligation to serve firm customers. During fiscal 1996, a number of supply contracts were renegotiated or terminated to reduce fixed fees. The most significant change was an increase in storage capacity for an expiring supply contract.

  Although the Registrant has significantly increased its storage capacities since the implementation of Federal Energy Regulatory Commission (FERC) Order 636, it continues to explore opportunities to add additional storage to its portfolio as a replacement for higher cost supplies as contracts expire. New storage will enhance the Registrant's ability to provide the flexibility needed to meet rapid shifts in temperature, manage market swings and stay competitive in the post FERC Order 636 environment.

  Rates and Regulation.  ProvGas is subject to the regulatory jurisdiction of
  ---------------------
the RIPUC with respect to rates and charges, standards of service, accounting and other matters. North Attleboro Gas Company is subject to similar regulatory jurisdiction by the Massachusetts Department of Public Utilities (MDPU). The standards set by these regulatory bodies affect all aspects of the Gas Companies' businesses, including their ability to market to new customers and to meet competition from other fuel suppliers -- see Competition and Marketing.

  In February 1996, the Company received approval of a three-year Settlement Agreement between itself and the Rhode Island Division of Public Utilities and Carriers (Division) regarding the Integrated Resource Plan (IRP), which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible costs.

  The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs of $500,000, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program of $200,000, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking mechanism. The Settlement Agreement also contains a general agreement that the Company's strategy and steps included in its supply plan are reasonable.

  The Settlement Agreement also provides for a one-time funding of up to $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Company's share of the performance-based ratemaking mechanism. The LIAP was developed in response to the Company's anticipated loss of approximately $900,000 in Federal funding for the low income heat assistance program administered by the State of Rhode Island for 1996.

  The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Company has performed an analysis of gas cost savings since July 1995 and has achieved sufficient savings as of June 30, 1996 to provide funding for these programs without incurring a charge to income. Accordingly, in 1996, the Company recorded its annual share of the performance-based ratemaking mechanism under this agreement which resulted in a $1.5 million increase to operating margin.

  Prior to the IRP, the cost of gas adjustment (CGA) clause contained a provision that enabled the Registrant to retain margins associated with nonfirm sales and transportation. Specifically, nonfirm margins above a threshold were shared at the ratio 66 2/3% to firm customers and 33 1/3% to the Registrant. This provision is suspended during the term of the IRP.

  In February 1995, ProvGas filed for rate relief requesting an approximate 8% general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures.

  On November 17, 1995, the RIPUC issued its decision on the rate request made by ProvGas. In its decision, the RIPUC authorized ProvGas to increase its rates
to recover additional annual revenues in the amount of $3,990,000.   Subsequent
to the issuance of the rate decision, the RIPUC approved ProvGas' motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. Additionally, as a result of the order, ProvGas recorded several adjustments to its 1996 financial statements.
Specifically:

a) ProvGas began calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, ProvGas was required to estimate two year's increase in expense. As a result, ProvGas reduced its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $4,100,000, before tax.

b) ProvGas wrote-off the $1,600,000, before tax, of restructuring costs previously deferred. (See Footnote 9 in the Notes to the Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders filed herewith as Exhibit 13.) The RIPUC had previously allowed ProvGas recovery of similar costs, but determined that the costs of the 1994 reorganization should not be recovered in rates.

c) ProvGas wrote-off approximately $440,000, before tax, of previously deferred rate case expenses. (See Footnote 1 in the Notes to the Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders filed herewith as Exhibit 13.)

d) ProvGas wrote-off approximately $470,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with generally accepted accounting principles and were based on FERC guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of previously capitalized costs.

The net effect of the above adjustments did not result in a material gain or loss.

  The following table sets forth the results of ProvGas' applications before the RIPUC for revenue increases since 1981.


                        Annualized                              Annualized     Authorized
  Date of           Revenue Increase           Date Rates   Revenue Increase   Return on
Application             Requested               Effective      Allowed  (*)  Common Equity
-------------  ----------------------------  ----------------  ------------  --------------

 5/17/90              $15,800,000                03/15/91        $9,176,000            12.8%
 1/15/93                9,100,000 (**)           11/14/93           694,000            11.2
 2/16/95               14,880,000 (***)          12/17/95         4,161,572 (****)     10.9

(*)   Although the RIPUC reviews and approves all changes in gas costs billed to customers through the GCC, such changes are not part of the general rate filings described above. See Footnotes 1 and 10 in the Notes to the Consolidated Financial Statements contained in the Registrant's 1996 Annual Report to Shareholders filed herewith as Exhibit 13.

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

  The Registrant has been working closely with the RIPUC to develop a new rate structure that will allow the Registrant to offer unbundled services designed to meet the needs of its largest customers, such that those customers would have the option to purchase natural gas directly from suppliers and use the Registrant to transport the gas. The Registrant believes that this rate structure will foster a more competitive and flexible gas market in Rhode Island and allow it to remain competitive by offering commercial/industrial businesses value-added services at competitive prices.

  In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Company, the Division, The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers.

  The Agreement went into effect June 2, 1996. While this initial program is available to approximately 120 of the largest commercial and industrial customers, the Company is required to make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Company does not know the number of customers that would be impacted by the March 1997 filing at this time.

  The Agreement also included changes to ProvGas' gas cost recovery mechanism. Specifically, the Agreement replaced the previous CGA with the GCC effective June 2, 1996. In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provides for the recovery of:
(1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) a substantial portion of LNG operating and maintenance expenses, all of which were previously recovered in base rates. Similar to the former CGA, the GCC provides for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred is deferred and either refunded to, or recovered from, customers over a subsequent period.

  On October 8, 1996, the RIPUC approved a one year Pilot Hedging Program Agreement between the Company and the Division. The objective of the pilot program is to mitigate the impact of natural gas price escalation through utilization of Financial Risk Management (FRM) tools, to develop a more balanced gas supply cost approach and finally, to study in more detail some of the benefits and costs associated with the program. The FRM tools will be limited to the use of options, including calls, puts, and collars, under the pilot program. The total expenditures for the purchase and exercise of the FRM tools and the net proceeds from the sale of FRM tools will be flowed through the Variable Gas Cost component of the GCC and cannot exceed $800,000.

  In October 1995, North Attleboro Gas received approval of its fifth and final rate increase under the qualified five year phase-in plan. Under the terms of the agreement, a 32 percent increase was phased-in over five years effective November 1, 1991. See Footnote 10 in the Notes to the Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders filed herewith as Exhibit 13.

  Competition and Marketing.  The Registrant experienced modest customer growth
  --------------------------
in both the residential and commercial/industrial markets. In all, the average annual number of customers rose one percent to 166,276. This customer growth was achieved in an underperforming local economy, one that is now showing signs of improvement. The Providence Place Mall is scheduled to begin construction in early 1997 and bring an estimated 3,000 construction jobs and more than 2,800 permanent jobs in sales, management and maintenance. The Fixed Income Group of Fidelity Investments will bring to Rhode Island 2,500 new jobs and a $75 million state-of-the art facility, the direct result of a creative package of land, lease and tax incentives offered by the State of Rhode Island. Also, the newly expanded T.F. Green Airport, and the arrival of Southwest Airlines, will significantly improve the competitiveness of transportation options.

  In 1997, the Registrant's core marketing efforts will continue to focus on adding profitable new load and building loyalty with existing customers. The Registrant will continue joint marketing with the local network of heating contractors to promote heating conversions of customers on existing gas mains. In addition, the Registrant will extend its coupon rebate program for high efficiency heating equipment offered in combination with participating manufacturers and local distributors.

  In 1996, ProvGas instituted a Demand Side Management (DSM) Program, which furnishes rebates to customers installing new technologies such as gas-fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the distribution system has available capacity. The DSM program also allows for the improved utilization of existing resources, such as mains, services, and year-round supply contracts.

  As a result of the Rate Design Settlement Agreement approved in May

1996, ProvGas has been allowed to offer unbundled services to approximately 120 of its largest customers. These customers are now able to purchase natural gas directly from suppliers and use ProvGas to transport the gas. ProvGas will make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant believes that this rate structure will foster a more competitive and flexible gas market in Rhode Island and allow it to remain competitive by offering commercial/industrial businesses value-added services at competitive prices.

  There are virtually unlimited opportunities to unbundle services, form alliances, custom-tailor services for customers, and greatly increase the Company's ability to compete with other energy suppliers. To facilitate the transition to a diversified energy marketer, the Company is planning to form business alliances outside of its traditional utility business. The Company is also seeking investment opportunities in non-regulated energy ventures. The Company currently has no material acquisitions pending.

  To pursue the opportunities discussed above, the Company on August 1, 1996, incorporated Providence Energy Services, Inc. to market natural gas and energy services to customers who are now able to choose their energy suppliers. The operating results of this new company did not have a material impact on the Company's results of operations for 1996.

  The Company has also established a relationship with Encon Systems, Inc. (Encon), a full-service energy-management company that develops and implements energy-efficient systems for commercial, industrial and institutional customers, as well as residential customers. The Company has established a $350,000 line of credit as a working capital supply primarily for Encon's PFS (a division of Pepsico) contract. In connection with the line of credit, the Company received a warrant to acquire stock representing 45 percent of the outstanding stock of Encon, which is exercisable until early 1997, subject to extension under certain circumstances.

  Additionally, North Attleboro Gas is currently piloting a new set of service contracts. North Attleboro Gas' annual service contract for the inspection of gas heating equipment will now include providing customers with an indoor air quality screening. Customers will receive a comprehensive indoor air quality informational report and will be given the opportunity to purchase carbon monoxide detectors and radon test kits from North Attleboro Gas. Once the results of the pilot program are analyzed, the Company will determine whether the indoor air quality program will generate additional growth opportunities.

  These and other energy ventures will increasingly be separate from the distribution utility. There are strategic long-term planning costs associated with developing the new energy service offerings. The Company estimates these costs to be in the range of $400,000 to $600,000, net of tax, in 1997.

  Employees.  As of September 30, 1996, the Gas Companies had 575 full-
  ----------
time employees. Approximately 278 distribution and customer service employees are covered by a collective bargaining agreement with Local 12431 of the United Steelworkers of America. A new five year agreement became effective in January 1996.

  The agreement was developed by a labor-management negotiations committee and can be reopened for any reason at any time in order to allow for the committee to deal with new issues as they arise, which results in increased flexibility in the use of employees. This will result in increased job security and will position the Registrant to reduce costs and increase levels of customer service. The agreement calls for a general wage increase of 3.25% each year from 1997 to 2000.

  Additionally, in March 1996, a thirty-eight month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents 96 office and clerical employees. The agreement calls for a total wage increase of 8.44% over 38 months.

  Gas Distribution Systems.  The Gas Companies' distribution systems consist of
  -------------------------
approximately 2,400 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 142,000 services, (a service is a pipe connecting a gas main with piping on a customer's premises), and approximately 163,000 active gas meters together with related facilities and equipment. The Gas Companies have regulating and metering facilities at nine points of delivery from Algonquin Gas Transmission Company (Algonquin) and one point of delivery from Tennessee Gas Pipeline Company, which the Gas Companies presently believe to be adequate for receiving gas into their distribution systems.

  Storage Facilities.  The Registrant has contracts with a number of interstate
  -------------------
pipelines for rights to store natural gas in underground storage facilities located on or near its systems. These contracts enable the Registrant to store up to 4,604 million cubic feet (MMcf), which is available for firm delivery. Also, additional storage capabilities of 210 MMcf are available on an interruptible basis.

  The Registrant has an agreement with Algonquin for the storage of up to the equivalent of 1,200 MMcf of vaporized LNG in a tank owned by Algonquin and located on land leased to Algonquin by the Registrant. The agreement expires in September 2001, but the Registrant has an option to extend the agreement for an additional thirty years. This agreement was renegotiated in 1996 as a result of Algonquin's filing with the FERC to make major improvements and modifications to the LNG facility, including the addition of liquefaction capability and the replacement of existing equipment with state-of-the-art equipment. The renegotiation of the contract will yield comparable service while reducing gas supply and operating costs. The renegotiated contract is contingent upon certain conditions being met, including FERC approval of the improvements and is scheduled to become effective November 1, 1998. The Registrant owns and operates an LNG storage and vaporization facility which has the capacity to store the equivalent of 200 MMcf of vaporized LNG.

Nonutility Operations
---------------------

  As described earlier, the Registrant conducts its nonutility operations through a wholly-owned subsidiary, Newport America. These operations total less than two percent of the Registrant's consolidated assets and consolidated revenues.

Special Factors Affecting the Natural Gas Industry
--------------------------------------------------

  General.  The natural gas industry is subject to numerous legislative
  --------
and regulatory requirements, standards and restrictions that are subject to change and that affect the Gas Companies to varying degrees. Significant industry factors that have affected or may affect the Gas Companies from time to time include: lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Gas Companies' operations; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; increases in the price of natural gas; and competition with other gas suppliers for industrial customers, including potential attempts to bypass the Gas Companies' facilities.

  FERC Regulations.  In recent years FERC has been attempting to increase
  -----------------
competition with regard to the transportation and sale of natural gas in interstate commerce. Beginning in late 1985, FERC began promulgating orders that allow all industry participants access to pipeline transportation on an open, nondiscriminatory basis to the extent of available capacity.

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

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $21 million and $22 million of which $15.8 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $5.2 million has been recorded in the accompanying consolidated balance sheets of the Registrant's 1996 Annual Report to Shareholders filed herewith as Exhibit 13 along with a regulatory asset anticipating future recovery through the GCC. To the extent that refunds are received based on FERC settlements, these refunds are returned to the customers through the GCC.

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

Environmental Regulations
-------------------------

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

At September 30, 1996, the Registrant was aware of four sites at which future costs may be incurred.

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

During 1995, the Company voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Company. As of September 30, 1996, approximately $1.5 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Company has completed the study which indicates that remediation will be required. The Company has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At September 30, 1996, the Company has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.3 million to in excess of $5.0 million. Based on the proposals for remediation work, the Company has accrued $1.3 million at September 30, 1996, for anticipated future remediation costs at this site. Also, the Company has negotiated an agreement, which is subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site.

Tests conducted following the discovery of an abandoned underground oil storage tank at the Company's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Company is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the fact that the testing is in its early stages, management cannot conclude as to whether any remediation will be required at this site.

In prior rate cases filed, the Company requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.8 million and an estimated $1.3 for environmental remediation costs have been charged to the accumulated depreciation reserve at September 30, 1996. Of the environmental investigation costs incurred, approximately $1.0 million and $600,000 were recorded in the years ended September 30, 1996 and 1995, respectively, while the remainder were incurred in prior years.
Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Additionally, it is the Company's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management intends to seek such recovery.

Management has begun discussions with other parties who may assist the Company in paying future costs at the above sites. Management believes that its program for managing environmental issues combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

Other Standards
---------------

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

ITEM 2. PROPERTIES
------------------

  In addition to the Registrant's gas distribution system and storage facilities, which constitute the principal properties of the Registrant, the Registrant owns several buildings and other facilities in Newport, Providence and Westerly that house its offices and provide floor space for its distribution and maintenance facilities.

  Substantially all the foregoing properties are mortgaged as collateral for the outstanding First Mortgage bonds of ProvGas.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
  Not Applicable

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
--------------------------------------------------------------------
        HOLDERS' MATTERS
        ----------------

        The Registrant's common stock is listed on the New York Stock Exchange and trades under the symbol "PVY". Prior to December 4, 1996, the Registrant's common stock was listed and traded on the American Stock Exchange under the same symbol. As of December 4, 1996, there were 6,052 holders of record of the Registrant's outstanding common stock. For the balance of the information called for by this item, reference is made to the materials under 'Dividends' and 'Common stock information' in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, which is filed herewith under Part IV as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

        For the information called for by this item, reference is made to page 20 of the Registrant's Annual Report to shareholders (pages 22 through 25 of this Form 10-K) for the fiscal year ended September 30, 1996, which is filed herewith under Part IV as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

        Regarding the information that relates to this item, reference is made to pages 14 through 18, of the Registrant's Annual Report to Shareholders (pages 14 through 21 of this Form 10-K) for the fiscal year ended September 30, 1996, which is filed herewith under Part IV as
        Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

        For the information called for by this item, reference is made to pages 21 through 33 of the Registrant's Annual Report to Shareholders (pages 26 through 46 of this Form 10-K) for the fiscal year ended September 30, 1996, which is filed herewith under Part IV as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

        Not applicable

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
  The following information is furnished with respect to the executive officers of the Registrant:

                                                   Year                 Office
Name and Age                                      Office              First Held
-------------------------------        -----------------------------  ----------

James H. Dodge                   (56)  Chairman, President and Chief
                                       Executive Officer                    1992

James DeMetro                    (48)  Senior Vice President                1996

Gary S. Gillheeney               (41)  Senior Vice President, Chief
                                       Financial Officer, Treasurer
                                       and Assistant Secretary              1996

Robert W. Owens                  (48)  Senior Vice President                1996

Alycia L. Goody                  (44)  General Counsel and Secretary        1994

Gerald A. Yurkevicz              (39)  Vice President, Marketing            1996


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

  Mr. DeMetro was elected Senior Vice President of the Registrant and ProvGas in February 1996. For more than three years prior thereto, Mr. DeMetro served the Registrant and ProvGas as Vice President Energy Services. For more than five years prior thereto, Mr. DeMetro served the Brooklyn Union Gas Company, a regulated natural gas utility, in various management positions, most recently as Manager, Rates and Regulations.

Mr. Gillheeney was elected Senior Vice President and Chief Financial Officer of the Registrant and ProvGas in February 1996, and Treasurer and Assistant Secretary of the Registrant and ProvGas in January 1994. For more than five years prior thereto, Mr. Gillheeney served ProvGas in various management positions, most recently as Assistant Treasurer and Controller.

  Mr. Owens was elected Senior Vice President of the Registrant and ProvGas in February 1996. For more than a year prior thereto, Mr. Owens served the Registrant and ProvGas as Vice President Operations For more than five years prior thereto, Mr. Owens served the Registrant and ProvGas in various management positions, most recently as Vice President, Treasurer and Chief Financial Officer.

  Ms. Goody was elected General Counsel and Secretary of the

                                     III-1

Registrant in December 1994. Since 1994, Ms. Goody has also served ProvGas as Vice President, General Counsel and Secretary. For two years prior to that, Ms. Goody served ProvGas as Corporate Counsel.

Mr. Yurkevicz was elected Vice President, Marketing of the Registrant in August 1996. For ten years prior thereto, Mr. Yurkevicz served as Principal in the Energy Practice at Mercer Management Consulting.

                                     III-2

DIRECTORS OF THE REGISTRANT
---------------------------

 The following information is furnished with respect to the Directors of the
Registrant:



Name                      Director Since  Expiration of Term
------------------------  --------------  ------------------

Gilbert R. Bodell, Jr.              1980                1998

James H. Dodge                      1991                1997

John H. Howland                     1993                1999

Douglas H. Johnson                  1993                1999

Dorothy G. Kramer                   1976                1997

William Kreykes                     1996                1999

Paul F. Levy                        1995                1998

Romolo A. Marsella                  1993                1999

M. Anne Szostak                     1995                1998

Kenneth W. Washburn                 1975                1997

W. Edward Wood                      1995                1998

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

 John H. Howland is President and Chief Operating Officer, Original Bradford Soap Works, Inc.

  Douglas H. Johnson is Vice President and Managing Partner, Van Leesten & Johnson, Inc. (business and urban planning consultants) since October 1991; from 1980 to October 1991: President and Chief Executive Officer, Peerless Precision, Inc. (aerospace manufacturing company).

  Dorothy G. Kramer is a retired Senior Vice President, Treasurer and Corporate Secretary, Taco, Inc. (manufacturers of pumping, heat transfer and hydronic control equipment).

William Kreykes is President and Chief Executive Officer, Lifespan Corporation since December 1994; from October 1990 to December 1994: President and Chief Executive Officer, Rhode Island Hospital.

                                     III-3

Paul F. Levy is Adjunct Professor, Massachusetts Institute of Technology. From 1992 to 1995, Visiting Lecturer; from 1987 to 1992: Executive Director, Massachusetts Water Resources Authority (a public authority).

  Romolo A. Marsella is President, Marsella Development Corporation (real estate development).

M. Anne Szostak is Senior Vice President, Fleet Financial Group. From 1991 to 1996: Chairman of the Board, Fleet Bank of Maine; from 1991 to 1994: President and Chief Executive Officer, Fleet Bank of Maine; and from 1988 to 1991: Vice President, Fleet Financial Group.

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

                                     III-4

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  For the information called for by this item, reference is made to pages 5 to 11 of the Registrant's proxy statement filed December 18, 1996 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 16, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
         ----------

   For the information called for by this item, reference is made to page 12 of the Registrant's proxy statement filed December 18, 1996 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 16, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

   For the information called for by this item, reference is made to page 4 of the Registrant's proxy statement filed December 18, 1996 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 16, 1997.

                                     III-5

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


(a) Financial Statements and Schedules
    ----------------------------------

Consolidated Balance Sheets--September 30, 1996 and 1995
Consolidated Statements of Income for the years ended September 30,
  1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended September 30,
  1996, 1995 and 1994
Consolidated Statements of Capitalization--September 30, 1996
  and 1995
Consolidated Statements of Changes in Common Stockholders' Investment for
  the years ended September 30, 1996, 1995 and 1994
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Consent of Independent Public Accountants

The financial statements and related notes listed above are incorporated by reference to Providence Energy Corporation's Annual Report to Shareholders (see pages 25 through 46 of this Form 10-K) for the year ended September 30, 1996, filed herewith as Exhibit 13.

Schedule II.  Reserves for the years ended September 30, 1996, 1995 and 1994.

  Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b) Reports on Form 8-K
    -------------------
  No reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1996.

(c) Exhibits
    --------

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

   4.6 Eighteenth Supplemental Indenture of The Providence Gas Company dated as of December 1, 1995. (Filed as Exhibit 4.6 to the report of the Registrant in Form 10-K for the year ended September 30, 1995 incorporated herein by this reference.)

   4.7 Stock Rights Agreement (Filed as Exhibit 1 to the report of the Registrant in Form 8-K File No. 0-9380 dated August 3,
           1988, incorporated herein by this reference.)

   10.1 Material contracts filed as Exhibit 10 (a) through 10 (ff) to Registration Statement of the Registrant on Form S-2 (Registration No. 33-24125), incorporated herein by this reference.

   10.2    Management contract dated December 19, 1994 between James H.
           Dodge, Chairman, President and Chief Executive Officer of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.1 to the report of the The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

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

   10.5 Management contract dated December 19, 1994 between James DeMetro, Vice President, Energy Services of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.1 to the report of The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   10.6    Management contract dated December 19, 1994 between Robert W.
           Owens, Vice President, Operations of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.1 to the report of The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   10.7 Management contract dated December 19, 1994 between Gary S. Gillheeney, Vice President, Financial and Information Services, Treasurer and Assistant Secretary of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.1 to the report of The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   10.8 Management contract dated December 19, 1994 between Alycia L. Goody, Vice President, General Counsel and Secretary, of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.1 to the report of The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

   10.9    Management contract dated September 3, 1996 between Gerald A.

           Yurkevicz, Vice President, Marketing of the Registrant.

   13 Portions of the Annual Report to shareholders for the fiscal year ended September 30, 1996. (Pages 14 through 46)

   22      Subsidiaries of the Registrant.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
Providence Energy Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Providence Energy Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 7, 1996.

  Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to the financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP



Boston, Massachusetts
November 7, 1996

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
Providence Energy Corporation:


As independent public accountants, we hereby consent to the incorporation by reference of our report dated November 7, 1996, included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-3, Registration No. 33-62318; S-3 Registration No. 33-70086; S-3, Registration No. 33-31768; S-8 Registration No. 33-31770; S-8 Registration No. 33-43031; and S-8
Registration No. 33-04209. It should be noted that we have not audited any financial statements of the Company subsequent to September 30, 1996, or performed any audit procedures subsequent to the date of our report.



/s/ Arthur Andersen LLP



Boston, Massachusetts
December 19, 1996

Supplemental Schedule

                         PROVIDENCE ENERGY CORPORATION               Schedule II
                         -----------------------------
                         RESERVES FOR THE YEARS ENDED
                         ----------------------------
      SEPTEMBER 30, 1996 SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
     -------------------------------------------------------------
                            (Thousands of Dollars)

                                                              Charge
                                                              for
                                                              Which
                                   Additions                  Reserves
                          Balance  Charged       Other        Were      Balance
                          9/30/95  to Operations Add (Deduct) Created   9/30/96
                          -------  ------------- ------------ -------   -------
RESERVES DEDUCTED FROM
ASSETS:
Accounts receivable
 Allowance for
  doubtful accounts       $ 1,995     $5,078     $  -         $3,878    $ 3,195
 Allowance for lease
  receivables -
   current                    337          3        -            313         27
   other                       80         17        -             88          9
                          -------     ------     ------       ------    -------
 Total                    $ 2,412     $5,098     $  -         $4,279      3,231
                          =======     ======     ======       ======    =======
Allowance for lease
 receivables -
  long-term               $   651     $1,179     $  -         $1,427    $   403
                          =======     ======     ======       ======    =======

DEFERRED CREDITS AND
RESERVES:
Accumulated deferred
 income taxes             $18,734     $1,943     $   36(C)    $  -      $20,713
                          -------     ------     ------       ------    -------
Unamortized investment
 tax credit                 2,691        -          -            158      2,533
                          -------     ------     ------       ------    -------
Other-
 Liability and
  damage reserve              334        520        -            293        561
 Other                      5,307      1,303      1,742(D)       769      7,583
                          -------     ------     ------       ------    -------
  Total other               5,641      1,823      1,742        1,062      8,144
                          -------     ------     ------       ------    -------
  Total deferred
   credits and
    reserves              $27,066     $3,766     $1,778       $1,220    $31,390
                          =======     ======     ======       ======    =======

                                                              Charge
                                                              for
                                                              Which
                                   Additions                  Reserves
                          Balance  Charged       Other        Were      Balance
                          9/30/94  to Operations Add (Deduct) Created   9/30/95
                          -------  ------------- ------------ -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts     $ 2,671     $3,169     $   --       $3,845    $ 1,995
   Allowance for lease
     receivables -
      current                 367          4         --           34        337
      other                    80         --         --           --         80
                          -------     ------     ------       ------    -------
  Total                   $ 3,118     $3,173     $   --       $3,879    $ 2,412
                          =======     ======     ======       ======    =======
Allowance for lease
 receivables -
  long-term               $   951     $   --     $ (200)      $  100    $   651
                          =======     ======     ======       ======    =======

DEFERRED CREDITS AND
RESERVES:
Accumulated deferred
 income taxes             $15,506     $2,142     $1,086(C)    $   --    $18,734
                          -------     ------     ------       ------    -------
Unamortized investment
 tax credit                 2,851         --         --          160      2,691
                          -------     ------     ------       ------    -------
Other-
 Liability and
  damage reserve              421        400         --          487        334
 Other                      5,898        623        418(A)     1,632      5,307
                          -------     ------     ------       ------    -------
  Total other               6,319      1,023        418        2,119      5,641
                          -------     ------     ------       ------    -------
  Total deferred
   credits and
    reserves              $24,676     $3,165     $1,504       $2,279    $27,066
                          =======     ======     ======       ======    =======


                                                              Charge
                                                              for
                                                              Which
                                   Additions                  Reserves
                          Balance  Charged       Other        Were      Balance
                          9/30/93  to Operations Add (Deduct) Created   9/30/94
                          -------  ------------- ------------ -------   -------
RESERVES DEDUCTED FROM
ASSETS:
Accounts receivable
 Allowance for
  doubtful accounts       $ 2,026     $4,991     $   --       $4,346    $ 2,671
 Allowance for lease
  receivables -
   current                    390         11         --           34        367
   other                       96         --         --           16         80
                          -------     ------     ------       ------    -------
 Total                    $ 2,512     $5,002     $   --       $4,396    $ 3,118
                          =======     ======     ======       ======    =======
Allowance for lease
 receivables -
  long-term               $   778     $  316     $   --       $  143    $   951
                          =======     ======     ======       ======    =======

DEFERRED CREDITS AND
RESERVES:
Accumulated deferred
 income taxes             $14,018     $1,235     $  253(C)    $   --    $15,506
                          -------     ------     ------       ------    -------
Unamortized investment
 tax credit                 3,010         --         --          159      2,851
                          -------     ------     ------       ------    -------
Other-
 Liability and
  damage reserve              296        145         --           20        421
 Other                      4,395      1,232      1,726(B)     1,455      5,898
                          -------     ------     ------       ------    -------
  Total other               4,691      1,377      1,726        1,475      6,319
                          -------     ------     ------       ------    -------
  Total deferred
   credits and
    reserves              $21,719     $2,612     $1,979       $1,634    $24,676
                          =======     ======     ======       ======    =======

(A) Includes adjustments to the regulatory pension liability.
(B) Principally a reserve for restructuring charges which was offset by a deferred regulatory asset. Also reported are adjustments to the regulatory pension liability.
(C) Represents adjustments to the regulatory asset and liability for FAS No. 109 activity.
(D) Principally an accrual for environmental investigation and remediation costs in addition to adjustment to the regulatory pension liability.

INCORPORATION BY REFERENCE INTO REGISTRATION STATEMENTS ON FORM S-8

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13,1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of Registrant's Registration Statements on Form S-8 Nos. 33-31769, 33-31770, 33-43031 and 33-04209:

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

                                       PROVIDENCE ENERGY CORPORATION

                                       By /s/ JAMES H. DODGE
                                          --------------------------------------
                                          James H. Dodge, Chairman,
                                          President and CEO

                                       Date December 19, 1996
                                            ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                   Date
         ---------                    -----                   ----

/s/ JAMES H. DODGE           Chairman, President and CEO    12-19-96
---------------------------  (Principal Executive Officer)  --------
James H. Dodge

/s/ GARY S. GILLHEENEY       Senior Vice President, Chief   12-19-96
---------------------------  Financial Officer, Treasurer   --------
Gary S. Gillheeney           and Assistant Secretary

/s/ GILBERT R. BODELL, JR.   Director                       12-19-96
---------------------------                                 --------
Gilbert R. Bodell, Jr.

/s/ JOHN H. HOWLAND          Director                       12-19-96
---------------------------                                 --------
John H. Howland

/s/ DOUGLAS H. JOHNSON       Director                       12-19-96
---------------------------                                 --------
Douglas H. Johnson

/s/ DOROTHY G. KRAMER        Director                       12-19-96
---------------------------                                 --------
Dorothy G. Kramer

/s/ WILLIAM KREYKES          Director                       12-19-96
---------------------------                                 --------
William Kreykes

/s/ PAUL F. LEVY             Director                       12-19-96
---------------------------                                 --------
Paul F. Levy

/s/ ROMOLO A. MARSELLA       Director                       12-19-96
---------------------------                                 --------
Romolo A. Marsella

/s/ M. ANNE SZOSTAK          Director                       12-19-96
-------------------------                                   --------
M. Anne Szostak

/s/ KENNETH W. WASHBURN      Director                       12-19-96
-------------------------                                   --------
Kenneth W. Washburn