Form 10-Q
period 1996-12-31
PROVIDENCE ENERGY CORP
filed 1997-02-14
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1996
                              ----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to
                               ---------------------   ---------------------

Commission file number       1-10032
                      ------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Rhode Island                                     05-0389170
----------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
           or organization)                             Identification No.)

      100 Weybosset Street, Providence, Rhode Island           02903
----------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                 401-272-9191
----------------------------------------------------------------------------
              Registrant's telephone number, including area code

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 5,767,366 shares outstanding at
---------------------------------------------------------------
February 10, 1997.
------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                               DECEMBER 31, 1996



                                                           PAGE
PART I:   FINANCIAL INFORMATION


Item 1    Financial Statements

          Consolidated Statements of Income for the
          three and twelve months ended
          December 31, 1996 and 1995                        I-1

          Consolidated Balance Sheets as of
          December 31, 1996, December 31, 1995 and
          September 30, 1996                                I-2

          Consolidated Statements of Cash Flows for the
          three months ended December 31, 1996 and 1995     I-3

          Consolidated Statements of Capitalization as of
          December 31, 1996, December 31, 1995 and
          September 30, 1996                                I-4

          Notes to Consolidated Financial Statements        I-5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations     I-8

PART II:  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                 II-1

          Signature                                        II-2

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                       FOR THE PERIODS ENDED DECEMBER 31
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                            THREE MONTHS          TWELVE MONTHS
                                                         ------------------     -----------------
                                                           1996       1995       1996       1995
                                                         ------------------     -----------------
                                                          (thousands, except per share amounts)

Operating revenues                                     $ 64,038   $ 58,406   $220,784   $193,096
Cost of gas sold                                         37,280     31,521    126,005    106,339
                                                       --------   --------   --------   --------
 Operating margin                                        26,758     26,885     94,779     86,757
                                                       --------   --------   --------   --------

Operating expenses:
 Operation and maintenance                               11,374     11,732     48,675     45,200
 Depreciation and amortization                            3,099      2,883     12,213     10,752
 Taxes -
  State gross earnings                                    1,776      1,611      6,228      5,323
  Local property and other                                1,762      1,668      7,038      6,797
  Federal income                                          2,392      2,425      4,650      3,804
                                                       --------   --------   --------   --------
Total operating expenses                                 20,403     20,319     78,804     71,876
                                                       --------   --------   --------   --------

Operating income                                          6,355      6,566     15,975     14,881

Other, net                                                  (47)       639        259      1,345
                                                       --------   --------   --------   --------

Income before interest expense                            6,308      7,205     16,234     16,226
                                                       --------   --------   --------   --------
Interest expense:
 Long-term debt                                           1,520      1,313      6,096      5,116
 Other                                                      391        608      1,465      2,594
 Interest capitalized                                       (41)       (13)      (134)      (123)
                                                       --------   --------   --------   --------
                                                          1,870      1,908      7,427      7,587
                                                       --------   --------   --------   --------

Net income                                                4,438      5,297      8,807      8,639

Preferred dividends of subsidiary                          (174)      (174)      (696)      (696)
                                                       --------   --------   --------   --------

Net income applicable to common
 stock                                                 $  4,264   $  5,123   $  8,111   $  7,943
                                                       ========   ========   ========   ========

Earnings per common share                                  $.74       $.90      $1.42      $1.41
                                                       ========   ========   ========   ========
Dividends paid per common share                            $.27       $.27      $1.08      $1.08
                                                       ========   ========   ========   ========
Weighted average common shares
 outstanding                                            5,757.8    5,680.1    5,728.6    5,646.3
                                                       ========   ========   ========   ========


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ----------------------------
                                  (Unaudited)
                                  -----------
                                  (thousands)
                                  -----------

                                                  December 31,  December 31,  September 30,
                                                      1996          1995          1996
                                                  ------------  ------------  -------------
ASSETS
------
Gas plant, at original cost                           $285,047      $266,283       $279,849
 Less - Accumulated depreciation and
  utility plant acquisition
   adjustments                                         103,034        94,995        100,242
                                                      --------      --------       --------
                                                       182,013       171,288        179,607
Nonutility property, net                                 1,130         1,937          1,141
                                                      --------      --------       --------

Current assets:
 Cash and temporary cash investments                     3,054         2,979          1,424
 Accounts receivable, less allowance of
  $3,138 at 12/31/96, $2,540 at
  12/31/95 and $3,231 at 9/30/96                        32,841        29,032         14,665
 Unbilled revenues                                      10,469        13,925          2,357
 Deferred gas costs                                     15,797             -         13,272
 Inventories, at average cost -
  Liquefied natural gas, propane and
   underground storage                                  14,896         8,643         16,023
  Materials and supplies                                 1,198         1,584          1,259
 Prepaid and refundable taxes                            3,023         3,631          4,076
 Prepayments                                               805           783          1,540
                                                      --------      --------       --------
                                                        82,083        60,577         54,616
                                                      --------      --------       --------
Deferred charges and other assets                       14,162        14,516         14,786
                                                      --------      --------       --------
Total assets                                          $279,388      $248,318       $250,150
                                                      ========      ========       ========


CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)                         $164,413      $163,265       $163,021
                                                      --------      --------       --------

Current liabilities:
 Notes payable                                          40,965        23,240         23,270
 Current portion of long-term debt                       2,029         1,983          2,022
 Accounts payable                                       25,397        18,146         17,372
 Accrued taxes                                           4,848         3,633          1,980
 Accrued vacation                                        1,687         1,657          1,723
 Customer deposits                                       3,957         4,041          3,996
 Refundable gas costs                                        -           446              -
 Other                                                   4,379         4,084          5,376
                                                      --------      --------       --------
                                                        83,262        57,230         55,739
                                                      --------      --------       --------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                                          20,939        19,070         20,713
 Unamortized investment tax credits                      2,493         2,652          2,533
 Other                                                   8,281         6,101          8,144
                                                      --------      --------       --------
                                                        31,713        27,823         31,390
                                                      --------      --------       --------
Commitments and contingencies                                -             -              -

Total capitalization and liabilities                  $279,388      $248,318       $250,150
                                                      ========      ========       ========


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE THREE MONTHS ENDED DECEMBER 31
                    --------------------------------------

                                                         (Unaudited)
                                                         ------------
                                                       1996        1995
                                                     --------------------
                                                          (thousands)
Cash provided by (used for) Operating Activities:
    Income after interest expense                    $  4,438     $  5,297
    Items not requiring cash:
        Depreciation and amortization-
          plant and nonutility                          3,125        2,889
        Changes as a result of regulatory actions           -       (1,453)
        Deferred Federal income taxes                     226          340
        Amortization of investment tax credits            (40)         (39)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                         (18,176)     (15,018)
          Unbilled revenues                            (8,112)     (11,270)
          Deferred gas costs                           (2,525)       1,639
          Inventories                                   1,188        1,429
          Prepaid and refundable taxes                  1,053        2,298
          Prepayments                                     735          583
          Accounts payable                              8,025        4,044
          Accrued taxes                                 2,868        1,632
          Accrued vacation, customer deposits
            and other                                    (996)         242
          Deferred charges and other                      791          992
                                                     --------     --------
        Net cash used for
          operations                                   (7,400)      (6,395)
                                                     --------     --------
Investing Activities:
    Expenditures for property, plant
      and equipment, net                               (5,596)      (4,793)
                                                     --------     --------
Financing Activities:
    Issuance of common stock                                -           31
    Issuance of mortgage bonds                              -       15,000
    Payments on long-term debt                         (1,697)      (1,692)
    Increase in notes payable, net                     17,695          903
    Cash dividends on preferred shares                   (174)        (174)
    Cash dividends on common shares                    (1,198)      (1,179)
                                                     --------     --------
Net cash provided by financing activities              14,626       12,889
                                                     --------     --------
Increase in cash and cash equivalents                   1,630        1,701
Cash and cash equivalents at beginning
  of period                                             1,424        1,278
                                                     --------     --------
Cash and cash equivalents at end of period           $  3,054     $  2,979
                                                     ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during period for-
    Interest (net of amount capitalized)             $  1,757     $  1,478
    Income taxes (net of refunds)                    $     13     $     92


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (Unaudited)
                                  -----------
                                  (Thousands)
                                  -----------

                                         December 31,    December 31,   September 30,
                                           1996            1995           1996
                                        --------------------------------------------

Common stockholders' investment:

  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,768 at 12/31/96,
                   5,692 at 12/31/95
                   and 5,748 at
                   9/30/96                   $  5,768      $  5,692      $  5,748
  Amount paid in excess of par                 55,768        54,625        55,404
  Retained earnings                            24,125        22,191        21,413
                                             --------      --------      --------
Total common equity                            85,661        82,508        82,565
                                             --------      --------      --------

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 80 shares as of
      12/31/96, 12/31/95 and 9/30/96            8,000         8,000         8,000
                                             --------      --------      --------

Long-term debt:

  First Mortgage Bonds                         71,200        72,800        72,800
  Capital Leases                                1,581         1,940         1,678
                                             --------      --------      --------

Total long-term debt                           72,781        74,740        74,478

Less current portion                            2,029         1,983         2,022
                                             --------      --------      --------

Long-term debt, net                            70,752        72,757        72,456
                                             --------      --------      --------

Total capitalization                         $164,413      $163,265      $163,021
                                             ========      ========      ========


                 PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Accounting Policies
-------------------

  It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1996 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassifications
-----------------

  Certain prior period amounts have been reclassified for consistent presentation with the current year.

Joint Venture
-------------

  On January 24, 1997, the Registrant agreed to form a new limited liability company, Providence Southern Energy, LLC (the "Joint Venture"), together with Southern Energy, Inc., a subsidiary of Southern Company. The Joint Venture will market retail electricity, gas and energy services in New England. The Joint Venture will be owned 60% by Southern Energy, Inc. and 40% by the Registrant. Providence Southern Energy, LLC will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers are given more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern Energy, Inc., including energy consulting and energy use analysis, home and business energy services, and unified billing. The business operations of Providence Energy Services, Inc., a subsidiary of the Registrant, will be contributed to Providence Southern Energy, LLC, which will be headquartered in or near Providence, Rhode Island. The capital contributions to the Joint Venture from each party will be determined over the next several months.

Environmental Matters
---------------------

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

  At December 31, 1996, the Registrant was aware of four sites at which future costs may be incurred.

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

  During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1996, approximately $1.6 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the most appropriate alternative. At December 31, 1996, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.3 million to in excess of $5.0 million. Based on the proposals for remediation work, the Registrant has accrued $1.3 million at December 31, 1996, for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, which is subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site.

Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the fact that the testing is in its early stages, management cannot conclude as to whether any remediation will be required at this site. In addition, in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $50,000 and $100,000.

In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.8 million and an estimated $1.3 million for environmental remediation costs have been charged to the accumulated depreciation reserve at December 31, 1996. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Additionally, it is the Registrant's practice to consult with the Rhode Island Public Utilities Commission (RIPUC) on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management intends to seek such recovery.

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

Gas Supply Restructuring
------------------------

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

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $21 million and $22 million of which $14.2 million has been included in the Gas Charge Clause(GCC), net of refunds received based on FERC settlements, and is currently being collected from customers. The remaining minimum obligation of $6.8 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the GCC.

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

New Accounting Pronouncements
-----------------------------

In October 1996, the Registrant adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the disclosure-only option under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". The adoption of these statements did not have an impact on the financial position or results of operations of the Registrant for the quarter ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

  Providence Energy Corporation (the Registrant) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), including this quarterly report which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

  All statements other than statements of historical facts included in this quarterly report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include but are not limited to: general economic, financial and business conditions; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; unanticipated environmental liabilities; changes in, or the failure to comply with, government regulations; the costs and effects of unanticipated legal proceedings, the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

  For the current quarter, the Registrant's operating revenues have increased, while operating margin and net income have decreased over the comparable period presented, as shown in the table below:

(thousands where applicable)

                                                 Percent
                                                 -------
                       1996     1995    Change   Change
                      -------  -------  -------  -------

Operating revenues    $64,038  $58,406  $5,632      9.6
                      =======  =======  ======    =====

Operating margin      $26,758  $26,885  $ (127)    (0.5)
                      =======  =======  ======    =====

Net income            $ 4,264  $ 5,123  $ (859)   (16.8)
                      =======  =======  ======    =====

Operating Revenues and Operating Margin
---------------------------------------

During the latest quarter, the Registrant experienced normal weather, however temperatures averaged 4.8 percent warmer than the same quarter last year. The Registrant's operating revenues increased approximately $5.6 million or 9.6 percent due to rate increases offset by the warmer weather. The increased revenues were offset by increased gas costs, which resulted in decreased operating margin of approximately $127,000 or 0.5 percent. The increased gas costs had no effect on operating margin due to the fact that the Registrant recovers actual gas costs from its customers through the Gas Charge Clause
(GCC).

Operating and Maintenance Expenses
----------------------------------

Overall, other operating and maintenance expenses decreased approximately $358,000 or 3.1 percent from the same quarter last year. This decrease is attributable to lower uncollectible revenues due to improved collection efforts and a decrease in pension expense due to the funded status of the Registrant's plans. These decreases were partially offset by inflationary increases and the start-up and initial operations of Providence Energy Services, Inc., a subsidiary of the Registrant, which began operations in August 1996.

Taxes
-----

  Taxes for the current quarter versus last year increased approximately $226,000 or 4.0 percent. The increase in taxes, mainly state gross earnings tax, was the result of higher operating revenues.

Other, net
----------

  Other, net for the current quarter decreased approximately $686,000 from the first quarter of the prior year. This decrease is due to regulatory adjustments in the first quarter of fiscal 1996 including a one-time gain for the regulatory change in accounting for property taxes which was offset by the write-offs of previously deferred reorganization and other costs for which recovery was not allowed as part of the rate award received from the Rhode Island Public Utilities Commission (RIPUC) on November 17, 1995.

Interest Expense
----------------

  Interest expense decreased approximately $38,000 or 2.0 percent. The decrease in interest was due to a decrease in the Registrant's short-term borrowing rates. This decrease was offset by an increase in weighted average short-term borrowings and an increase in long-term debt resulting from the issuance of $15 million of Series R First Mortgage Bonds in December 1995.

Future Outlook
--------------

A)  Business Opportunities/Industry Restructuring

There are virtually unlimited opportunities to unbundle services, form alliances, custom-tailor services for customers, and compete with other energy suppliers. To facilitate the transition to a diversified energy marketer and service provider, the Registrant is planning to form business alliances outside of its traditional utility business. The Registrant will continue to seek investment opportunities in non-regulated energy ventures.

On January 24, 1997, the Registrant agreed to form a new limited liability company, Providence Southern Energy, LLC (the "Joint Venture"), together with Southern Energy, Inc., a subsidiary of Southern Company, the United States' largest producer of electricity. The Joint Venture was formed to market retail electricity, gas and energy services in New England and will be owned 60% by Southern Energy, Inc. and 40% by the Registrant. Providence Southern Energy, LLC will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers have more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern Energy, Inc., including energy consulting and energy use analysis, home and business energy services, and unified billing. The business operations of Providence Energy Services, Inc., a subsidiary of the Registrant formed on August 1, 1996, will be contributed to Providence Southern Energy, LLC, which will be headquartered in or near Providence, Rhode Island. The capital contributions to the Joint Venture from each party will be determined over the next several months.

This and other energy ventures will increasingly be separate from the distribution utility. There are strategic long-term planning and operating costs associated with developing the new energy service offerings. The Registrant estimates these costs to be in the range of $750,000 to $900,000, net of taxes, in 1997.

Additionally, during the fourth quarter of 1996, North Attleboro Gas Company (North Attleboro) began piloting a new set of service contracts. As part of this pilot program, North Attleboro's annual service contract for the inspection of gas heating equipment included providing customers with an indoor air quality screening. Customers received a comprehensive indoor air quality informational report and were given the opportunity to purchase carbon monoxide detectors and radon test kits from North Attleboro. Once the results of the pilot program are analyzed, the Registrant will determine whether the indoor air quality program will generate additional growth opportunities.

In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Rhode Island Division of Public Utilities and Carriers (Division), The Energy Council of Rhode Island and a consortium of oil heat organizations. The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. While this initial step is available to approximately 120 of the largest commercial and industrial customers, the Registrant is required to make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant does not know the number of customers that would be impacted by the March 1997 filing at this time.

On October 8, 1996, the RIPUC approved a one-year Pilot Hedging Program Settlement Agreement between the Registrant and the Division. The objective of the pilot program is to mitigate the impact of natural gas price escalation through utilization of Financial Risk Management (FRM) tools, to develop a more balanced gas supply cost approach, and finally, to study in more detail the benefits and costs associated with the program. The FRM tools will be limited to the use of options, including calls, puts and collars, under the pilot program. The total expenditures for the purchase and exercise of the FRM tools and the net proceeds from the sale of FRM tools will be flowed through the Variable Gas Cost component of the GCC and, under the terms of the Agreement, cannot exceed $800,000. The Registrant began trading FRM tools in the second quarter of 1997.

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

  The Registrant experienced an increase in its net cash used by operations during the latest quarter as compared to last year, primarily as the result of a substantial underrecovery of gas costs in the first quarter of 1997.

  In December 1995, the Registrant received proceeds of $15 million related to an issuance of First Mortgage Bonds, Series R (7.5%), which will mature in December 2025. The net proceeds received from the issuance were used to pay down short-term debt.

  Capital expenditures for the latest quarter of $5.6 million increased from $4.8 million last year. This increase was due to increased spending for technology to redesign and integrate the Registrant's customer-related information systems. Capital expenditures for the remainder of the fiscal year are expected to be approximately $15.1 million. Anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million.

  In February 1995, the Registrant filed for rate relief requesting an approximate eight percent general rate increase. In November 1995, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. As part of this award, the Registrant is allowed to earn a 10.9% return on common equity. As previously discussed, the rate decision also resulted in several accounting adjustments which had no impact on the Registrant's cash flow in the first quarter of 1996.

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

  In February 1996, the Registrant received approval of the three-year Settlement Agreement between itself and the Division regarding the Integrated Resource Plan (IRP), which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible cost.

  The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking incentive. The Settlement Agreement also contains a general agreement that the Registrant's strategy and steps included in its supply plan are reasonable.

  The Settlement Agreement also provided for a one-time funding of $800,000 in 1996 for a Low Income Assistance Program (LIAP) through a portion of the Registrant's share of the performance-based ratemaking incentive. The LIAP was developed in response to the Registrant's anticipated decrease in 1996 of approximately $900,000 in Federal funding for the low income heat assistance program administered by the State of Rhode Island.

  The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Registrant performed an analysis of gas cost savings from July 1995 through June 1996 and achieved sufficient savings to provide funding for these programs without incurring a charge to income. Accordingly, in 1996, the Registrant recorded its annual share of the performance-based ratemaking incentive under this agreement which resulted in a $1.5 million increase to operating margin. An analysis of gas cost savings will be performed in June of each year for the duration of the IRP, at which time any annual share of the performance-based ratemaking incentive will be recorded.

  The Registrant's warrants to acquire stock in Encon Systems, Inc. (Encon) expired in January 1997. The Registrant had elected not to exercise its warrants. The advances made to Encon under the line of credit agreement are currently in default and the Registrant has reserved for the anticipated loss.

  In December 4, 1996, the Registrant's common stock began trading on the New York Stock Exchange under the current trading symbol, "PVY". Prior thereto, the Registrant's common stock was traded on the American Stock Exchange.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------



PART II.  OTHER INFORMATION
-------   -----------------

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  List of Exhibits:

     10.1 1997 Non-Employee Director Restricted Stock Plan

(b)  Reports on Form 8-K:

     On November 13, 1996, the Registrant filed a report on Form 8-K regarding the Registrant's filing of an application to list its common stock on the New York Stock Exchange.

     On January 29, 1997, the Registrant filed a report on Form 8-K regarding the Registrant's joint venture agreement with Southern Energy, Inc.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES


 It is the opinion of management that the financial information contained in this report reflects all adjustments necessary for a fair statement of results for the periods reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.



                                   SIGNATURE
                                   ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  Providence Energy Corporation
                  (Registrant)



                  BY:/s/ Gary S. Gillheeney
                     -----------------------------
                         GARY S. GILLHEENEY
                         Senior Vice President,
                         Chief Financial Officer,
                         Treasurer and Assistant
                         Secretary


 Dated:  February 14, 1997
         -----------------

Exhibit 10.1

                         PROVIDENCE ENERGY CORPORATION
                       NON-EMPLOYEE DIRECTOR STOCK PLAN

    This Providence Energy Corporation Non-Employee Director Stock Plan (the "Plan") is adopted by Providence Energy Corporation (the "Corporation") for the purpose of advancing the interests of the Corporation by giving the Corporation's non-employee directors a proprietary interest in the Corporation's success, by compensating them for their services to the Corporation and by attracting able individuals to directorships with the Corporation.

    1. Definitions. For purposes of this Plan, the following terms shall have the meanings set forth below:

    "ADMINISTRATOR" means the person(s) appointed by the Board to administer the Plan as provided in Paragraph 2 hereof.

    "ANNUAL FEE" means, for each full year of service as a director of the Corporation, an annual retainer in the amount established by the Board as compensation for such service.

    "ANNUAL MEETING" means the annual meeting of the Corporation's shareholders.

    "BOARD" means the Board of Directors of Providence Energy Corporation.

    "CHAIRMAN FEE(S)" means, for a director who is the chairman of any committee of the Board, an annual retainer (in addition to the Annual Fee and Meeting Fee(s)) in an amount established by the Board as compensation for service by the chairman.

    "CHANGE IN CONTROL" shall have the meaning set forth in Paragraph 4(b)(ii) hereof.

    "COMMON SHARES" means the Corporation's common stock, $1.00 par value per share.

    "CORPORATION" means Providence Energy Corporation, a Rhode Island corporation.

    "EFFECTIVE DATE" means November 21, 1996, subject to the approval of the Plan by the Corporation's shareholders.

    "GRANT DATE" means the effective date of a grant of Common Shares pursuant to Paragraph 4 hereof.

    "GRANT SHARES" means the Common Shares granted and issued to a Participant pursuant to Paragraph 4 hereof and any securities issued with respect thereto as a result of a stock dividend, stock split, recapitalization or otherwise.

    "MARKET VALUE" means, as of any Grant Date, (i) the average of the closing prices for the Common Shares on the principal national securities exchange on which the Common Shares are listed or admitted to trading, on the last five (5) days immediately preceding the Grant Date on which the Common Shares are traded on such exchange, or (ii) if the Common Shares are not so listed or admitted to trading, then the average of the last quoted prices with respect to the Common Shares or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market with respect to the Common Shares, in either case as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or such other system as may then be in use, for the last five
(5) days immediately preceding the Grant Date for which such quotation or reports are available.

    "MEETING FEE(S)" means an amount per each meeting of the Board or committee of the Board attended as established by the Board as compensation for such attendance.

    "PARTICIPANT" means a director who has met the requirements of eligibility and participation described in Paragraph 3 hereof.

    2. Administration. The Plan shall be administered by the Administrator. The Administrator may establish, subject to the provisions of the Plan, such rules and regulations as it deems necessary for the proper administration of the Plan, and make such determination and take such action in connection therewith or in relation to the Plan as it deems necessary or advisable, consistent with the Plan.

    3.   Eligibility and Participation.

    (a) All non-employee directors of the Corporation shall automatically participate in the Plan as of the later of (i) the Effective Date, or (ii) the date of initial election to the Board. A director who is a regular employee or officer of the Corporation is not eligible to participate in the Plan.

    (b) A Participant shall cease participation in the Plan as of the date the Participant (i) fails to be reelected to the Board, (ii) resigns or otherwise vacates his or her position on the Board, or (iii) becomes a regular employee or officer of the Corporation.

    4.   Stock Awards.    Commencing with October 1, 1997, on the first day of
the Corporation's fiscal year in each fiscal year, a Participant shall be awarded that number of shares with a Market Value on such date equal to 25 percent of such Participant's aggregate Annual Fee, Meeting Fees and Chairman Fees for the prior fiscal year provided, however, that no awards shall be granted pursuant to this Plan after September 30, 2007. Such awards shall be subject to the following terms and conditions:

         (a) Three-Year Vesting. The interest of a Participant in any Common Shares granted hereunder ("Grant Shares") shall vest on the third anniversary of the Grant Date, provided that the Participant shall have remained a director of the Corporation or one of its participating subsidiaries for the three years following the Grant Date; if such Participant fails to complete such three-year service requirement and his or her interest in such Grant Shares is not otherwise vested under paragraph (b) or (c) below, such

Participant shall forfeit to the Corporation all unvested Grant Shares theretofore issued to such Participant hereunder and such Participant shall thereafter have no further rights with respect to such Grant Shares.

         (b) Acceleration of Vesting. Notwithstanding the provisions of paragraph (a), a Participant's interest in Grant Shares shall become immediately vested upon any of the following occurrences:

              (i) The Participant ceases to be a director of the Corporation or any of its participating subsidiaries by reason of such Participant's death or disability (as defined in Section 72(m)(7) of the Internal Revenue Code of 1986, as amended); or

              (ii) There is a "Change in Control" of the Corporation. A "Change in Control" shall mean the occurrence of any of the following:

                   A. Any Person (as hereinafter defined) shall, together with all Affiliates (as hereinafter defined) of such Person, become the Beneficial Owner (as hereinafter defined) of twenty percent (20%) or more of the outstanding Common Shares of the Corporation. The term "Person" shall mean an individual, a corporation, association, partnership, joint venture, trust, organization or any other entity.
         An "Affiliate", with respect to any Person, shall mean any other Person who is, or who would be deemed to be, an "affiliate" or an "associate" of such Person within the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as such Rule is in effect from time to time. A Person shall be deemed to be the "Beneficial Owner" of any Common Shares of which such Person or any of such Person's Affiliates is deemed to be a "beneficial owner" within the meaning of Rule 13d-3 of the General Rules and Regulations under the Exchange Act, as such Rule is in effect from time to time.

                   B. The Board of the Corporation approves any consolidation or merger of the Corporation in which the Corporation is not to be the surviving corporation or pursuant to which the Common Shares or other voting common stock of the Corporation are to be converted into cash, securities or other property, or any sale, lease, exchange or other transfer (in a single transaction or in a series of related transactions) of all or substantially all the assets of the Corporation; or

                   C. During any 24-month period individuals who at the beginning of such period constituted the Board of the Corporation cease for any reason to constitute a majority thereof; provided, however, that any Director who was not in office at the beginning of such 24-month period, but whose election by the Board or by the Corporation's shareholders was to fill a vacancy caused by the death or retirement of a Director and who was approved by a vote of at least two-thirds of the Directors then in office who either were Directors at the beginning of such period or whose election was previously so approved shall be deemed to have been in office at the beginning of such period for purposes of this clause C.

         (c) Vesting on Retirement. If a Participant to whom Grant Shares are issued hereunder ceases to be a director of the Corporation or any of its participating subsidiaries during the three-year period provided for in paragraph (a) by reason of his or her retirement following attaining age 65, the interest of the Participant in any Grant Shares then subject to forfeiture shall become vested on the date of such retirement.

         (d) Rights as a Shareholder. Except as otherwise provided in this Paragraph 4, a Participant shall have all of the rights of a shareholder of the Corporation with respect to Grant Shares registered in his or her name, including the right to vote such Grant Shares and receive dividends and other distributions paid or made with respect to such Grant Shares.

         (e) Share Adjustments. The provisions contained in the Plan shall apply to any other shares of capital stock of the Corporation or other securities which may be acquired by the Participant as a result of a share dividend, share split, share combination or exchange for other securities resulting from any recapitalization, reorganization or any other transaction affecting the Grant Shares.

         (f) Custody of Grant Shares. At the time of the issuance of Grant Shares to a Participant, the Participant shall deposit the certificate therefor with the Corporation, together with an assignment thereof duly executed in blank, with signature guaranteed as required by the Corporation. The Corporation shall, so long as such Grant Shares are subject to forfeiture under paragraph (a), retain custody of such certificate and assignment for the account and benefit of the Participant. If such Grant Shares shall be forfeited pursuant to paragraph (a), the Corporation may cause such Grant Shares to be transferred of record into the name of the Corporation, or its nominee. At the time all forfeiture provisions relating to such Grant Shares shall terminate, the Corporation will, upon payment to the Corporation by the Participant of an amount equal to all taxes required to be withheld by the Corporation as a result of such termination, or upon the making of alternative arrangements under paragraph (g) below, deliver such certificate to the Participant, together with assignment referred to above, without restrictions except for such restrictions as may be required to ensure compliance with Federal and state securities laws. Any such restrictions may at the Corporation's discretion be noted or referred to conspicuously on such certificate prior to its delivery to the Participant.

         (g) Withholding Taxes. At the time of the issuance of Grant Shares to a Participant, and as a condition of the Corporation's obligation to deliver a certificate for such Grant Shares to the Participant, the Participant shall pay to the Corporation an amount equal to all taxes required to be withheld by the Corporation for the account of the Participant as a result of such issuance; or, in lieu of such payment, the Corporation may, at its sole option, accept the written authorization of the Participant to withhold such taxes from compensation thereafter becoming payable to the Participant by the Corporation. If the Participant shall elect under Section 83 of the Internal Revenue Code of 1986, as amended, to accelerate the recognition of income attributable to the receipt of

Grant Shares, the Participant shall furnish the Corporation with a copy of such election concurrently with its filing with the Internal Revenue Service and shall pay to the Corporation the amount of taxes required to be withheld for the account of the Participant by reason of such election.

         (h) Compliance with Securities Laws. Common Shares issued by the Corporation shall be granted and issued only in full compliance with all applicable securities laws, including laws, rules and regulations of the Securities and Exchange Commission and applicable state Blue Sky Laws. With respect thereto, the Administrator may impose such conditions on transfer, restrictions and limitations as it may deem necessary and appropriate to assure compliance with such applicable securities laws.

    5.   Shares Subject to the Plan.

         (a) The Common Shares to be issued and delivered by the Corporation under the Plan may be either authorized but unissued shares or treasury shares of the Corporation.

         (b) The aggregate number of Common Shares of the Corporation which may be issued under the Plan shall not exceed 50,000 shares; subject, however, to the adjustment provided in Paragraphs 4(a) and 5(c) in the event of stock splits, stock dividends, exchanges of shares of the like occurring after the Effective Date of this Plan.

         (c) In the event there is any change in the Corporation's Common Shares resulting from stock splits, stock dividends, combinations or exchanges of shares, or other similar capital adjustments, equitable proportionate adjustments shall automatically be made without further action by the Board or Administrator in the number of the Common Shares available for award under this Plan.

    6. Amendment or Termination. The Board may terminate this Plan at any time, and may amend the Plan at any time or from time to time; provided, however, that the Plan shall not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder; and further provided that any amendment that would increase the aggregate number of Common Shares that may be issued under the Plan, materially increase the benefits accruing to Participants under the Plan, or materially modify the requirements as to eligibility for participation in the Plan shall be subject to the approval of the Corporation shareholders to the extent required by Rule 16b-3 under the Exchange Act, or any other governing rules or regulations except that such increase or modification that may result from adjustments authorized by Paragraph 4(e) does not require such approval. No suspension, amendment or termination shall adversely affect or impair the rights of a Participant to any then issued and outstanding Grant Shares without the consent of such Participant.

    7. Corporation Responsibility. All expenses of this Plan, including the cost of maintaining records, shall be borne by the Corporation.

    8. Implied Consent. Every Participant, by acceptance of an award under this Plan, shall be deemed to have consented to be bound, on his or her own behalf and on behalf of his or her heirs, assigns and legal representatives, by all of the terms and conditions of this Plan.

    9. Rhode Island Law to Govern. This Plan shall be construed and administered in accordance with and governed by the laws of the State of Rhode Island.

    10. Indemnification of the Administrator. In addition to such other rights of indemnification he or she may have as an officer, the Administrator shall be indemnified by the Corporation against the reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal herein, to which he or she may be a party by reason or any action taken or any failure to act under or in connection with the Plan, or any award granted hereunder, and against all amounts paid by him or her in satisfaction of a judgment in any such action, suit or proceeding in which he or she has been determined to be liable for misconduct in his or her duties; provided that within fifteen (15) days after receipt of service of process in connection with any such action, suit or proceeding the Administrator shall in writing offer the Corporation the opportunity, at the Corporation's expense, to defend the same on his or her behalf.