Form 10-Q
period 1997-03-31
PROVIDENCE ENERGY CORP
filed 1997-05-14
CIK 319651

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  (Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               -------------------

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to
                              ______________  _____________

Commission file number       1-10032
                      ------------------

                         PROVIDENCE ENERGY CORPORATION
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 Rhode Island                                 05-0389170
-------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)

             100 Weybosset Street, Providence, Rhode Island  02903
-------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-9191
-------------------------------------------------------------------------
              Registrant's telephone number, including area code


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Common stock, $1.00 par value, 5,790,959 shares outstanding at
  ---------------------------------------------------------------
April 30, 1997
--------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                                MARCH 31, 1997

PART I:          FINANCIAL INFORMATION                            PAGE
Item 1           Financial Statements

                 Consolidated Statements of Income for the
                 three, six and twelve months ended
                 March 31, 1997 and 1996                          I-1

                 Consolidated Balance Sheets as of
                 March 31, 1997, March 31, 1996 and
                 September 30, 1996                               I-2

                 Consolidated Statements of Cash Flows for the
                 six months ended March 31, 1997 and 1996         I-3

                 Consolidated Statements of Capitalization as
                 of March 31, 1997, March 31, 1996 and
                 September 30, 1996                               I-4

                 Notes to Consolidated Financial Statements       I-5

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    I-9

PART II:         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of
                 Security Holders                                II-1

Item 6           Exhibits and Reports on Form 8-K                II-1

                 Signature                                       II-2

PART I  FINANCIAL INFORMATION
-----------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
          PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
          ----------------------------------------------
           CONSOLIDATED STATEMENTS OF INCOME
           ---------------------------------
            FOR THE PERIODS ENDED MARCH 31
            ------------------------------
                     (Unaudited)
                     -----------

                                                          THREE MONTHS            SIX MONTHS
                                                          ------------            ----------
                                                          1997       1996       1997       1996
                                                        --------   --------   --------   --------
                                                          (thousands, except per share amounts)
Operating revenues                                      $ 79,946   $ 81,107   $143,984   $139,513
Cost of gas sold                                          46,938     47,018     84,218     78,539
                                                        --------   --------   --------   --------
 Operating margin                                         33,008     34,089     59,766     60,974
                                                        --------   --------   --------   --------
Operating expenses:
 Operation and
  maintenance                                             12,930     13,310     24,304     25,042
 Depreciation and
  amortization                                             3,297      2,883      6,396      5,766
 Taxes -
   State gross earnings                                    2,308      2,295      4,084      3,906
   Local property and other                                2,103      1,763      3,865      3,431
   Federal income                                          3,588      4,059      5,980      6,484
                                                        --------   --------   --------   --------
Total operating expenses                                  24,226     24,310     44,629     44,629
                                                        --------   --------   --------   --------

Operating income                                           8,782      9,779     15,137     16,345

Other                                                        108        148         61        787
                                                        --------   --------   --------   --------
Income before
 interest expense                                          8,890      9,927     15,198     17,132
                                                        --------   --------   --------   --------
Interest expense:
 Long-term debt                                            1,512      1,524      3,032      2,837
 Other                                                       525        470        916      1,078
 Interest capitalized                                        (58)       (29)       (99)       (42)
                                                        --------   --------   --------   --------
                                                           1,979      1,965      3,849      3,873
                                                        --------   --------   --------   --------
Income before preferred
 stock dividends of
   subsidiary                                              6,911      7,962     11,349     13,259

Preferred dividends of
 subsidiary                                                 (174)      (174)      (348)      (348)
                                                        --------   --------   --------   --------

Net income                                              $  6,737   $  7,788   $ 11,001   $ 12,911
                                                        ========   ========   ========   ========
Net income per common share                             $   1.17   $   1.37   $   1.91   $   2.27
                                                        ========   ========   ========   ========
Dividends paid per common
 share                                                  $    .27   $    .27   $    .54   $    .54
                                                        ========   ========   ========   ========
Weighted average common
 shares outstanding                                      5,779.2    5,700.1    5,768.5    5,690.1
                                                        ========   ========   ========   ========

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.   FINANCIAL STATEMENTS
------    --------------------
           PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
           ----------------------------------------------
            CONSOLIDATED STATEMENTS OF INCOME
            ---------------------------------
             FOR THE PERIODS ENDED MARCH 31
             ------------------------------
                     (Unaudited)
                     -----------

                                             TWELVE MONTHS
                                            ---------------
                                            1997       1996
                                            ----       ----
                                 (thousands, except per share amounts)

Operating revenues                        $219,623   $208,041
Cost of gas sold                           125,925    116,512
                                          --------   --------
  Operating margin                          93,698     91,529
                                          --------   --------
Operating expenses:
  Operation and
    maintenance                             48,295     46,409
  Depreciation and amortization             12,627     11,055
  Taxes -
    State gross earnings                     6,241      5,806
    Local property and other                 7,378      6,805
    Federal income                           4,179      4,628
                                          --------   --------
Total operating expenses                    78,720     74,703
                                          --------   --------

Operating income                            14,978     16,826
Other, net                                     219      1,310
                                          --------   --------

Income before
  interest expense                          15,197     18,136
                                          --------   --------
Interest expense:
  Long-term debt                             6,084      5,372
  Other                                      1,520      2,301
  Interest capitalized                        (163)      (116)
                                          --------   --------
                                             7,441      7,557
                                          --------   --------
Income before preferred
  stock dividends of
    subsidiary                               7,756     10,579
Preferred dividends of
  subsidiary                                  (696)      (696)
                                          --------   --------

Net income                                $  7,060   $  9,883
                                          ========   ========
Net income per common share               $   1.23   $   1.74
                                          ========   ========
Dividends paid per common
  share                                   $   1.08   $   1.08
                                          ========   ========
Weighted average common
  shares outstanding                       5,748.4    5,668.1
                                          ========   ========



                                  PAGE I-1(a)

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                  (Unaudited)
                                            March 31,   March 31,   September 30,
                                              1997        1996          1996
                                            -------------------------------------
ASSETS
------

Gas plant, at original cost                 $288,658      $269,955       $279,849
 Less - Accumulated depreciation and
    utility plant acquisition
     adjustments                             105,337        97,541        100,242
                                            --------      --------       --------
                                             183,321        172,414       179,607
                                            --------       --------      --------
Nonutility property, net                       1,120          1,917         1,141
                                            --------       --------      --------
Current assets:
 Cash and temporary cash investments           2,432          1,446         1,424
 Accounts receivable, less allowance of
  $4,473 at 3/31/97, $4,621 at 3/31/96
  and $3,231 at 9/30/96                       48,467         44,087        14,665
 Unbilled revenues                             8,241          9,638         2,357
 Deferred gas costs                            4,218              -        13,272
 Inventories, at average cost -
  Liquefied natural gas, propane and
   underground storage                         7,664          2,227        16,023
  Materials and supplies                       1,200          1,521         1,259
 Prepaid and refundable taxes                  3,119          3,054         4,076
 Prepayments                                     548            873         1,540
                                            --------       --------      --------
                                              75,889         62,846        54,616
                                            --------       --------      --------
Deferred charges and other assets             13,574         14,065        14,786
                                            --------       --------      --------
  Total assets                              $273,904       $251,242      $250,150
                                            ========       ========      ========
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization                              $169,889       $169,500      $163,021
(See accompanying statement)                --------       --------      --------

Current liabilities:
 Notes payable                                33,635          9,325        23,270
 Current portion of long-term debt             2,420          2,034         2,022
 Accounts payable                             18,548         18,757        17,372
 Accrued taxes                                 7,379          7,182         1,980
 Accrued vacation                              1,942          1,917         1,723
 Customer deposits                             3,658          3,986         3,996
 Refundable gas costs                              -          6,088             -
 Other                                         4,195          4,392         5,376
                                            --------       --------      --------
                                              71,777         53,681        55,739
                                            --------       --------      --------
Deferred credits and reserves:
 Accumulated deferred Federal income
  taxes                                       21,149         19,411        20,713
 Unamortized investment tax credits            2,454          2,612         2,533
 Other                                         8,635          6,038         8,144
                                            --------       --------      --------
                                              32,238         28,061        31,390
                                            --------       --------      --------
Commitments and contingencies                      -              -             -

  Total capitalization and liabilities      $273,904       $251,242      $250,150
                                            ========       ========      ========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE SIX MONTHS ENDED MARCH 31
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                            1997       1996
                                                           -------   --------
                                                          (thousands)

Cash provided by (used for)
Operating Activities:
---------------------
  Income after interest expense                            $11,349   $ 13,259
  Items not requiring cash -
   Depreciation and amortization -
    plant and nonutility                                     6,381      5,801
   Changes as a result of regulatory actions                     -     (1,453)
   Deferred Federal income taxes                               420        680
   Amortization of investment tax credit                       (79)       (79)
  Changes in assets and liabilities which
   provided (used) cash:
    Accounts receivable                                     (33,802)  (30,073)
    Unbilled revenues                                       (5,884)    (6,983)
    Deferred gas costs                                       9,054          -
    Inventories                                              8,418      7,908
    Prepaid and refundable taxes                               973      2,876
    Prepayments                                                992        493
    Accounts payable                                         1,176      4,655
    Accrued taxes                                            5,399      5,181
    Refundable gas costs                                         -      7,281
    Accrued vacation, customer deposits
     and other                                              (1,262)       697
    Deferred charges and other                               1,245      1,165
                                                           -------   --------
    Net cash provided by operations                          4,380     11,408
                                                           -------   --------

Investment Activities:
----------------------
  Expenditures for property, plant
   and equipment, net                                       (8,985)    (8,755)
                                                           -------   --------

Financing Activities:
---------------------
  Issuance of mortgage bonds                                     -     15,000
  Proceeds from other long-term debt                         1,345          -
  Issuance of common stock                                      44         31
  Redemption of preferred stock                             (1,600)         -
  Payments on long-term debt                                (1,798)    (1,740)
  Increase(decrease) in notes payable, net                  10,365    (13,012)
  Cash dividends on common stock                            (2,395)    (2,416)
  Cash dividends on preferred stock                           (348)      (348)
                                                           -------   --------
  Net cash provided (used) by financing
   activities                                                5,613    ( 2,485)
                                                           -------   --------
Increase in cash and temporary
  cash investments                                           1,008        168
Cash and cash equivalents at beginning
 of period                                                   1,424      1,278
                                                           -------   --------
Cash and cash equivalents at end of period                 $ 2,432   $  1,446
                                                           =======   ========
Supplemental disclosure of cash-flow information:
 Cash paid year to-date for-
  Interest (net of amount capitalized)                     $ 3,771   $  2,413
  Income taxes (net of refunds)                            $ 1,076   $    902
 Schedule of noncash investing and financing
  activities:
   Capital lease obligations for equipment                 $   232   $     -
   Other long-term debt for equipment                      $   495   $     -

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                                  (Unaudited)
                                             March 31,     March 31,    September 30,
                                                1997          1996          1996
                                             ----------------------------------------

Common stock equity:
  Common stock, $1 par
    Authorized - 20,000 shares at 3/31/97
    Outstanding - 5,791 at 3/31/97,
                  5,708 at 3/31/96
                  5,748 at 9/30/96            $  5,791      $  5,708      $  5,748
  Amount paid in excess of par                  56,062        54,692        55,404
  Retained earnings                             29,304        28,442        21,413
                                              --------      --------      --------
Total common stock equity                       91,157        88,842        82,565
                                              --------      --------      --------

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
  Redeemable 8.7% Series, $100 par
  Authorized - 80 shares
  Outstanding - 64 shares at 3/31/97 and
    80 shares as of 3/31/96 and 9/30/96          6,400         8,000         8,000
                                              --------      --------      --------

Long-term debt:

  First mortgage bonds                          71,200        72,800        72,800

  Other long-term debt                           1,840             -             -

  Capital leases                                 1,712         1,892         1,678
                                              --------      --------      --------

Total long-term debt                            74,752        74,692        74,478

Less current portion                             2,420         2,034         2,022
                                              --------      --------      --------

Long-term debt, net                             72,332        72,658        72,456
                                              --------      --------      --------

Total capitalization                          $169,889      $169,500      $163,021
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

In the second quarter of 1997, the Registrant began to employ derivative financial instruments in the form of natural gas options for the purpose of managing commodity price risk. These derivative instruments were purchased under the Pilot Hedging Program approved by the Rhode Island Public Utilities Commission (RIPUC) in October 1996. Under the program, expenditures for purchases and exercises of the financial instruments, net of sales proceeds, are flowed through the Gas Charge Clause (GCC) and cannot exceed $800,000.

Reclassifications
-----------------

Certain prior period amounts have been reclassified for consistent presentation with the current year.

Joint Venture
-------------

On January 24, 1997, the Registrant agreed to form a new limited liability company, Providence-Southern, LLC (the "Joint Venture"), together with Southern Energy, Inc., a subsidiary of Southern Company. The Joint Venture will market retail electricity, gas and energy services in New England. The Joint Venture will be owned 60% by Southern Energy, Inc. and 40% by the Registrant. Providence-Southern, LLC will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers are given more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern Energy, Inc., including energy consulting and energy use analysis, home and business energy services, and unified billing. The Joint Venture is expected to become fully operational in the third quarter of 1997.



Environmental Matters
---------------------

Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations, and may include expending funds to investigate or cleanup certain sites. To the best of its knowledge, subject to the following, the Registrant believes it is in substantial compliance with such laws and regulations.

At March 31, 1997, the Registrant was aware of four sites at which future costs may be incurred.

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

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of March 31, 1997, approximately $1.6 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the most appropriate alternative. At March 31, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to approximately $3.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future costs of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at March 31, 1997, for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site. The agreement received Federal regulatory approval in May 1997.



Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the fact that the testing is in its early stages, management cannot conclude as to whether any remediation will be required at this site. In addition, in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $30,000 and $100,000. Based on the expected remediation costs, the Registrant has accrued $30,000 at March 31, 1997, for anticipated future remediation costs.

In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.9 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at March 31, 1997. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management intends to seek such recovery.

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

At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts is designed to be market responsive and is diversified with respect to contract lengths, source location and other contract terms. On a


                                   PAGE I-7
periodic basis, the Registrant reviews all of its contracts to ensure a diverse, secure, flexible and economical supply portfolio is maintained.

To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net to approximately $21.3 million of which $15.2 million has been included in the GCC, net of refunds received based on FERC settlements, and is currently being collected from customers. The remaining minimum obligation of $6.1 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the GCC.

The Registrant's ultimate liability may differ from the above estimate based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. The Registrant has reached an agreement on one additional pipeline, which is subject to final approval by FERC. Based on the information available, the Registrant believes that its current estimate of transition costs is reasonable.

New Accounting Pronouncements
-----------------------------

In October 1996, the Registrant adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the disclosure-only option under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". The adoption of these statements did not have an impact on the financial position or results of operations of the Registrant for the six months ended March 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) Earnings Per Share, which replaces primary earnings per share with basic earnings per share. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earnings per share calculated in accordance with SFAS 128 would have been unchanged for the periods presented.



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

RESULTS OF OPERATIONS

The Registrant's operating revenues, operating margin and net income for the three, six and twelve months ended March 31, 1997 and for comparable periods ended March 31, 1996 are as follows:

(thousands where applicable)

                     Three Months Ended    Six Months Ended      Twelve Months Ended
                          March 31             March 31              March 31
                        1997    1996        1997       1996        1997      1996
                      -------  -------    --------   --------    --------  --------

Operating revenues    $79,946  $81,107    $143,984   $139,513    $219,623  $208,041
                      =======  =======    ========   ========    ========  ========

Operating margin      $33,008  $34,089    $ 59,766   $ 60,974    $ 93,698  $ 91,529
                      =======  =======    ========   ========    ========  ========

Net income            $ 6,737  $ 7,788    $ 11,001   $ 12,911    $  7,060  $  9,883
                      =======  =======    ========   ========    ========  ========

Operating Revenues and Operating Margin
---------------------------------------

During the quarter ended March 31, 1997, weather was 5.2 percent warmer than normal as opposed to 5.1 percent colder than normal in the corresponding

                                   PAGE I-9
period of the prior year. This resulted in decreased operating margin of $1.8 million from the quarter ended March 31, 1996 to the quarter ended March 31, 1997. This decrease was offset by an increase in margin of $0.2 million as a result of an increase in revenues for post-retirement expenses approved by the Rhode Island Public Utilities Commission in September 1996. The Registrant's operating revenues for the quarter ended March 31, 1997 decreased $1.1 million as a result of the warmer than normal weather. The decrease in revenue as a result of the weather was offset by increases in revenue as a result of the increased revenues for post-retirement expenses. In addition, revenues also increased as a result of higher gas costs during the most recent quarter. The increased gas costs did not have a material effect on margin as the Registrant recovers actual gas costs from its customers through the Gas Charge Clause
(GCC).

For the six months ended March 31, 1997, weather was 3.1 percent warmer than normal as opposed to 5.1 percent colder than normal for the six months ended March 31, 1996. This resulted in decreased margin of approximately $2.4 million. This decrease was offset by rate increases effective December 17, 1995. These rate increases accounted for increased margin of approximately $0.8 million. In addition, margin increased approximately $0.3 million as the result of additional revenues for post-retirement expenses discussed above. Revenues for the most recent fiscal year to date have increased $4.5 million over the corresponding period of the prior year as a result of higher gas costs in the first six months of fiscal year 1997. The Company recovers actual gas costs through the GCC. In addition, the Registrant had higher revenues due to the approved rate increase effective December 17, 1995. These increases were offset by decreases as the result of the warmer than normal weather.

Weather for the twelve month period ended March 31, 1997 was 7.3 percent warmer than the corresponding period from the prior year, which resulted in decreased margin of $2.3 million. This decrease was offset by increases of approximately $1.9 million due to increased rates that became effective December 17, 1995 and $0.3 million as the result of increased revenues for post-retirement expenses. In addition, the Company had an increase in margin of $1.5 million as a result of the RIPUC's approval in February 1996 of the Integrated Resource Plan's (IRP) performance-based ratemaking mechanism.

Operation and Maintenance Expense
---------------------------------

Operation and maintenance expenses for the quarter ended March 31, 1997 decreased approximately $400,000 or 2.9 percent from the same quarter last year. This decrease was due to a decrease in uncollectible expenses of $700,000 as the result of improved collection efforts by the Registrant. This decrease was offset by an increase in labor of $300,000 as the result of performance, cost of living and negotiated union contract increases in addition to an increase of $200,000 due to the operations of Providence Energy Services, Inc., a subsidiary of the Registrant which began operations in August 1996.

Operation and maintenance expenses for the six months ended March 31, 1997 decreased approximately $700,000 or 2.9 percent from the corresponding period of the prior year for the reasons described above in addition to decreased legal expenses in the first quarter of the fiscal year.



Operation and maintenance expenses for the twelve months ended March 31, 1997 increased approximately $1.9 million or 4.1 percent over the corresponding period for the prior year. This is mainly due to $600,000 of expenses in the third and fourth quarter of fiscal 1996 for outside services associated with the development of new energy service offerings and $800,000 related to a one-time funding to a low income assistance program in connection with the IRP agreement. In addition, this increase was also due to an increase in labor as well as expenses relating to Providence Energy Services, Inc. which commenced operations in August 1996.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased approximately $400,000 or 14.4 percent for the three months ended March 31, 1997, $600,000 or 10.9 percent for the six months ended March 31, 1997 and $1.6 million or 14.2 percent for the twelve months ended March 31, 1997. These increases are due to increased capital spending, including technology related assets with shorter depreciable lives, as well as an increase in depreciation rates that became effective with the rate increase on December 17, 1995.

Taxes
-----

Taxes for the current quarter decreased approximately $100,000 or 1.5 percent. This decrease was primarily the result of a $400,000 decrease in Federal taxes due to a decrease in taxable income in the current quarter. This decrease was offset by an increase of $200,000 in property taxes, which is due to increases in capital spending as well as increased property tax rates. Taxes for the six months ended March 31, 1997 increased $100,000 or 0.8 percent primarily for the reasons noted above. In addition, state gross earnings tax increased approximately $200,000 or 4.6 percent as the result of increased revenues for the period.

Taxes for the twelve months ended March 31, 1997 increased approximately $600,000 or 3.2 percent. State gross earnings tax increased approximately $400,000 or 7.5 percent due to increased revenues for the period. Local property and other taxes increased approximately $500,000 as the result of increased capital spending and property tax rates. These increases were partially offset by a decrease in Federal income taxes of approximately $400,000 due to a decrease in taxable income for the period.

Other, net
----------

Other, net decreased approximately $40,000 or 27.0 percent for the period ended March 31, 1997. This decrease was primarily due to new energy venture expenses of approximately $75,000, net of taxes.

Other, net decreased approximately $726,000 during the six months ended March 31, 1997. In addition to the above, this decrease is due to regulatory adjustments made in the first quarter of fiscal 1996 including a one-time gain for the regulatory change in accounting for property taxes offset by increases in the Registrant's allowance for funds used during construction due to increased capital spending.

Other, net decreased approximately $1.1 million for the twelve month period ended March 31, 1997. In addition to the above, this decrease is due to additional energy venture costs incurred in the third and fourth quarters of fiscal 1996.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 1997 remained consistent with the corresponding quarter of the prior year. Interest expense for the six months ended March 31, 1997 decreased $24,000 or 0.6 percent from the same
period last year.   This decrease was the result of a decrease in short-term
borrowing rates in the first quarter offset by an increase in long-term interest due to the issuance of Series R First Mortgage Bonds in December of 1995. Interest expense for the twelve months ended March 31, 1997 decreased $116,000 or 1.5 percent from the same period last year. This decrease was due to a decrease in other interest as the result of an undercollection of gas costs under the Gas Charge Clause during the current twelve month period. In the prior period, the Registrant had overcollected gas costs and therefore incurred interest expense on this overcollection while in the current period, the Registrant received interest on the undercollected amounts. This decrease was offset by an increase in interest on long-term debt as the result of Series R First Mortgage Bonds issued in December of 1995.

Future Outlook
--------------

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

On January 24, 1997, the Registrant agreed to form a new limited liability company, Providence-Southern, LLC (the "Joint Venture"), together with Southern Energy, Inc., a subsidiary of Southern Company, the United States' largest producer of electricity. The Joint Venture was formed to market retail electricity, gas and energy services in New England and will be owned 60% by Southern Energy, Inc. and 40% by the Registrant. Providence-Southern, LLC will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers have more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern Energy, Inc., including energy consulting and energy use analysis, home and business energy services, and unified billing. The Joint Venture is expected to become fully operational in the third quarter of fiscal 1997.

This and other energy ventures will increasingly be separate from the distribution utility. There are strategic long-term planning and operating costs associated with developing the new energy service offerings. The Registrant estimates these costs to be in the range of $750,000 to $900,000, net of taxes, in 1997. As of March 31, 1997, the Registrant had incurred approximately $300,000 of these costs, net of tax.



In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Rhode Island Division of Public Utilities and Carriers (Division), The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. This initial step was available to approximately 120 of the largest commercial and industrial customers. In April 1997, the Registrant filed a plan for the second phase of unbundling with the RIPUC. Under this filing, the Registrant evaluated the services offered in the first phase of unbundling as well as proposed to further expand the availability of unbundled services to an additional 3,400 medium and large commercial and industrial customers. The Registrant hopes to implement the new services in November 1997.

As the industry is changing, the Registrant is evaluating regulatory filing alternatives.

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

The Registrant is exposed to credit risk in the event of nonperformance by counter parties to these options, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Registrant believes that the credit risk associated with options is no greater than that associated with the primary contracts which they hedge and that elimination of the risk of increases in natural gas prices relating to the hedged gas purchases lowers the Registrant's overall business risk.

LIQUIDITY AND CAPITAL RESOURCES
The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the first six months of 1997, the Registrant's accounts receivable and unbilled revenue have increased $39.7 million. These fluctuations are the result of higher monthly sales during the latest six months and a moratorium on residential shut-offs during the heating season as well as an underrecovery of gas costs. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.



The Registrant experienced a decrease in its net cash provided by operations during the first six months of 1997 as compared to last year, primarily as the result of the warmer than normal weather as well as an underrecovery of gas costs in the first six months of 1997.

In February 1997, the Registrant redeemed 16,000 shares of its preferred stock at the par value of $1,600,000 as a result of the annual sinking fund requirement.

Capital expenditures for the six months of $9.0 million increased from $8.8 million last year. In addition, the Registrant financed an additional $0.7 million of additions through long-term debt and capital leases. This increase was due to increased spending for technology to redesign and integrate the Registrant's customer-related information systems. Capital expenditures for the remainder of the fiscal year are expected to be approximately $12.7 million of which approximately $1.4 million is expected to be financed through long-term debt. Anticipated capital expenditures for the next three years are expected to total between $50 million and $60 million.

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

The Registrant's warrants to acquire stock in Encon Systems, Inc. (Encon) expired in January 1997. The Registrant had elected not to exercise its warrants. In April 1997, Encon filed for protection under Chapter 11 of the United States Bankruptcy Code. The advances made to Encon under the line of credit agreement are currently in default and the Registrant has reserved for the anticipated loss.



                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

  The annual meeting of the shareholders was held on January 16, 1997 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 1998 annual meeting by the following vote:

     Mr. James H. Dodge        4,272,233   FOR   99,809  WITHHELD
     Mr. Kenneth W. Washburn   4,266,288   FOR  105,754  WITHHELD

  In addition, Providence Energy Corporation's 1997 Non-Employee Restricted Stock Plan was approved by a vote of 3,849,406 for, to 358,852 against with 162,982 withheld.

Item 6 (a).  Exhibits
---------------------

 (27)  Financial Data Schedule

Item 6 (b).  Reports on Form 8-K
--------------------------------

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




                                    Providence Energy Corporation
                                    (Registrant)



                                    BY:/s/  Gary S. Gillheeney
                                       ---------------------------
                                            Gary S. Gillheeney
                                            Senior Vice President,
                                            Treasurer and CFO


Dated:  May 14, 1997
        ------------


                                   PAGE II-2