Form 10-Q
period 1997-06-30
PROVIDENCE ENERGY CORP
filed 1997-08-14
CIK 319651

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549
(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              June 30, 1997
                                      ----------------

                                             OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to______________________

Commission file number             1-10032
                               ----------------

                         PROVIDENCE ENERGY CORPORATION
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Rhode Island                               05-0389170
---------------------------------------------         ------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
                                                      Identification No.)

           100 Weybosset Street, Providence, Rhode Island 02903
------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-9191
------------------------------------------------------------------------
              Registrant's telephone number, including area code

------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No ___.
   ---

               APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value; 5,811,984 shares outstanding at July 31, 1997.
----------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
                                   FORM 10-Q

                                 JUNE 30, 1997



PART I:     FINANCIAL INFORMATION                                     PAGE


Item 1      Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1997 and 1996                                     I-1

            Consolidated Balance Sheets as of June 30, 1997,
            June 30, 1996 and September 30, 1996                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1997
            and 1996                                                   I-3

            Consolidated Statements of Capitalization
            as of June 30, 1997, June 30, 1996 and
            September 30, 1996                                         I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-9


PART II     OTHER INFORMATION


Item 6      Reports on Form 8-K                                       II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM I.  FINANCIAL STATEMENTS
------------------------------

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------
                     (thousands, except per share amounts)

                                                       THREE MONTHS           NINE MONTH            TWELVE MONTHS
                                                    ------------------     ------------------     ------------------
                                                       1997     1996         1997     1996          1997      1996
                                                     -------   -------     --------  --------     --------  --------
Operating revenues                                   $42,921   $43,273     $186,905  $182,786     $219,271  $213,157
Cost of gas sold                                      22,594    23,990      106,812   102,529      124,529   119,258
                                                     -------   -------     --------  --------     --------  --------
  Operating margin                                    20,327    19,283       80,093    80,257       94,742    93,899
                                                     -------   -------     --------  --------     --------  --------
Operating expenses:
  Operating and maintenance                           11,613    12,728       35,917    37,770       47,180    48,070
  Depreciation and amortization                        3,259     3,157        9,655     8,923       12,729    11,632
  Taxes -
    State gross earnings                               1,102     1,247        5,186     5,153        6,096     6,009
    Local property and other                           1,990     1,692        5,855     5,123        7,676     6,771
    Federal income                                       153      (447)       6,133     6,037        4,779     4,577
                                                     -------   -------     --------  --------     --------  --------
Total operating expenses                              18,117    18,377       62,746    63,006       78,460    77,059
                                                     -------   -------     --------  --------     --------  --------
Operating income                                       2,210       906       17,347    17,251       16,282    16,840
Other, net                                               (48)      197           13       984          (26)    1,204
                                                     -------   -------     --------  --------     --------  --------
Income before interest expense                         2,162     1,103       17,360    18,235       16,256    18,044
                                                     -------   -------     --------  --------     --------  --------
Interest expense:
  Long-term debt                                       1,505     1,525        4,537     4,362        6,064     5,629
  Other                                                  441       346        1,357     1,424        1,615     2,011
  Interest capitalized                                   (58)      (33)        (157)      (75)        (188)     (110)
                                                     -------   -------     --------  --------     --------  --------
                                                       1,888     1,838        5,737     5,711        7,491     7,530
                                                     -------   -------     --------  --------     --------  --------
Income (loss) after interest expense                     274      (735)      11,623    12,524        8,765    10,514

Preferred dividends of subsidiary                       (139)     (174)        (487)     (522)        (661)     (696)
                                                     -------   -------     --------  --------     --------  --------

Net income (loss)                                    $   135   $  (909)    $ 11,136  $ 12,002     $  8,104  $  9,818
                                                     =======   =======     ========  ========     ========  ========
Net income (loss) per common share                   $   .02   $  (.16)    $   1.93  $   2.11     $   1.40  $   1.73
                                                     =======   =======     ========  ========     ========  ========
Dividends paid per common share                      $   .27   $   .27     $    .81  $    .81     $   1.08  $   1.08
                                                     =======   =======     ========  ========     ========  ========
Weighted average common shares outstanding           5,801.4   5,718.3      5,779.5   5,699.5      5,769.2   5,688.9
                                                     =======   =======     ========  ========     ========  ========

                                   PAGE I-1

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Thousands)
                                  -----------


                                                   (Unaudited)
                                               June 30,    June 30,  September 30,
                                                 1997        1996        1996
                                               --------    --------    --------
ASSETS
------
Gas plant, at original cost                    $293,432    $274,011    $279,849
  Less - accumulated depreciation and
    utility plant acquisition
    adjustments                                 108,498      98,296     100,242
                                               --------    --------    --------
                                                184,934     175,715     179,607
                                               --------    --------    --------
Nonutility property, net                          1,179       1,896       1,141
                                               --------    --------    --------
Current assets:
 Cash and temporary cash investments              1,625       1,531       1,424
 Accounts receivable
  less allowance of $3,474 at 6/30/97,
  $5,406 at 6/30/96, and $3,231 at 9/30/96       29,318      25,003      14,665
 Unbilled revenues                                  690       1,645       2,357
 Deferred gas costs                               1,447       2,453      13,272
 Inventories, at average cost -
  Liquefied natural gas, propane and under-
   ground storage                                11,623       7,394      16,023
  Materials and supplies                          1,224       1,361       1,259
 Prepaid and refundable taxes                     5,245       4,631       4,076
 Prepayments                                      1,228       1,023       1,540
                                               --------    --------    --------
                                                 52,400      45,041      54,616
                                               --------    --------    --------

Deferred charges and other assets                12,962      13,644      14,786
                                               --------    --------    --------
  Total assets                                 $251,475    $236,296    $250,150
                                               ========    ========    ========
CAPITALIZATION AND LIABILITIES
---------------------------------------------
Capitalization                                 $169,361    $167,324    $163,021
(See accompanying statement)                   --------    --------    --------

Current liabilities:
 Notes payable                                   12,890       7,300      23,270
 Current portion of long-term debt                2,649       1,994       2,022
 Accounts payable                                17,740      14,280      17,372
 Accrued taxes                                    6,049       4,719       1,980
 Accrued vacation                                 1,978       1,982       1,723
 Customer deposits                                3,463       4,049       3,996
 Other                                            5,204       4,774       5,376
                                               --------    --------    --------
                                                 49,973      39,098      55,739
                                               --------    --------    --------
Deferred credits and reserves:
 Accumulated deferred Federal income taxes       20,912      19,751      20,713
 Unamortized investment tax credits               2,415       2,573       2,533
 Other                                            8,814       7,550       8,144
                                               --------    --------    --------
                                                 32,141      29,874      31,390
                                               --------    --------    --------
Commitments and contingencies                        --          --          --

  Total capitalization and liabilities         $251,475    $236,296    $250,150
                                               ========    ========    ========

                                   PAGE I-2

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                          1997       1996
                                                        --------   --------
                                                            (thousands)
Cash provided by (used for)
Operating Activities:
  Income after interest expense                         $ 11,623   $ 12,524
  Items not requiring cash -
    Depreciation and amortization-Plant
    & non-utility                                          9,633      8,938
    Changes as a result of regulatory action                  --     (1,453)
    Deferred Federal income taxes                            183      1,021
    Amortization of investment tax credits                  (118)      (118)
    Change in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                (14,653)   (10,989)
      Unbilled Revenue                                     1,667      1,010
      Deferred gas costs                                  11,825     (1,260)
      Inventories                                          4,435      2,901
      Prepaid and refundable taxes                        (1,153)     1,298
      Prepayments                                            312        343
      Accounts payable                                       368        178
      Accrued taxes                                        4,069      2,718
      Accrued vacation, customer deposits & other           (399)     1,216
      Deferred charges & other                             2,063      1,825
                                                        --------   --------
      Net cash provided by operations                     29,855     20,152
                                                        --------   --------
Investment Activities:
---------------------
  Expenditures for property, plant
    and equipment, net                                   (13,087)   (13,884)
                                                        --------   --------
Financing Activities:
--------------------
  Issuance of common stock                                    44         31
  Proceeds from exercise of stock options                     35         --
  Issuance of mortgage bonds                                  --     15,000
  Redemption of preferred stock                           (1,600)        --
  Issuance of long-term debt                               1,345         --
  Payments on long-term debt                              (1,924)    (1,881)
  Decrease in notes payable, net                         (10,380)   (15,037)
  Cash dividends on preferred shares                        (487)      (522)
  Cash dividends on common shares                         (3,600)    (3,606)
                                                        --------   --------
    Net cash used by financing activities                (16,567)    (6,015)
                                                        --------   --------
Increase in cash and temporary
  cash investments                                           201        253
Cash and cash equivalents at beginning
  of period                                                1,424      1,278
                                                        --------   --------
Cash and cash equivalents at end of period              $  1,625   $  1,531
                                                        ========   ========
Supplemental disclosures of cash flow information:
 Cash paid year-to-date for -
   Interest (net of amount capitalized)                 $  5,617   $  5,040
   Income taxes (net of refunds)                        $  2,033   $  1,914
Schedule of noncash investing and financing
activities:
 Capital lease obligations for equipment                $    232    $   --
 Other long-term debt for equipment                     $  1,330    $   --

                                   PAGE I-3

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                                (Unaudited)
                                            June 30,     June 30,  September 30,
                                              1997         1996        1996
                                            ------------------------------------
Common stock equity:
 Common stock, $1 par
  Authorized - 20,000 shares
  Outstanding - 5,812 at 6/30/97
   5,728 at 6/30/96
   5,748 at 9/30/96                          $  5,812    $  5,728    $  5,748
 Amount paid in excess of par                  56,461      55,048      55,404
 Retained earnings                             27,876      25,991      21,413
                                             --------    --------    --------

Total common stock equity                      90,149      86,767      82,565
                                             --------    --------    --------

Cumulative preferred stock of subsidiary:

 The Providence Gas Company -
  Redeemable 8.7% Series, $100 par
  Authorized -80 shares
  Outstanding - 64 shares as of 6/30/97
   and 80 shares as of
   6/30/96 and 9/30/96                          6,400       8,000       8,000
                                             --------    --------    --------

Long-term debt:

 First mortgage bonds                          71,200      72,800      72,800
 Other long-term debt                           2,675          --          --
 Capital leases                                 1,586       1,751       1,678
                                             --------    --------    --------

Total long-term debt                           75,461      74,551      74,478

Less current portion                            2,649       1,994       2,022
                                             --------    --------    --------

Long-term debt, net                            72,812      72,557      72,456
                                             --------    --------    --------

Total capitalization                         $169,361    $167,324    $163,021
                                             ========    ========    ========




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

In the second quarter of 1997, the Registrant began to employ derivative financial instruments in the form of natural gas options for the purpose of managing commodity price risk. These derivative instruments were purchased under the Pilot Hedging Program approved by the Rhode Island Public Utilities Commission (RIPUC) in October 1996. Under the program, expenditures for purchases and exercises of financial instruments, net of sales proceeds, are flowed through the Gas Charge Clause (GCC) and cannot exceed $800,000.

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

At June 30, 1997, the Registrant was aware of four sites at which future costs may be incurred.

The Registrant has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRP's. With respect to one of the Plympton


                                   PAGE I-5
sites, the Registrant has joined with other PRP's in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1997, approximately $1.7 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the most appropriate alternative. At June 30, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to approximately $3.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future costs of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at June 30, 1997 for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site. The agreement received Federal regulatory approval in May 1997; however, the approval allows for rehearing prior to acceptance by the filing party. The agreement has not been accepted or enacted by the third party.

Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the fact that the testing is in its early stages, management cannot conclude as to whether any remediation will be required at this site. In addition, in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $30,000 and $100,000. Based on the expected remediation costs, the Registrant has accrued $30,000 at June 30, 1997 for anticipated future remediation costs.

In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.0 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at June 30, 1997. Management


                                   PAGE I-6
believes that this rate recovery mechanism is appropriate for recovery of future costs. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management intends to seek such recovery.

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

To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net to approximately $21.5 million of which $15.5 million has been included in the GCC, net of refunds received based on FERC settlements, and is currently being collected from customers. The remaining minimum obligation of $6.0 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the GCC.

The Registrant's ultimate liability may differ from the above estimate based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with four of its pipelines, which account for the bulk of the Registrant's transition costs. Based on the information available, the Registrant believes that its current estimate of transition costs is reasonable.

New Accounting Pronouncements
-----------------------------

In October 1996, the Registrant adopted

                                   PAGE I-7
the disclosure-only option under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". The adoption of this statement did not have an impact on the financial position or results of operations of the Registrant for the nine months ended June 30, 1997.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which replaces primary earnings per share with basic earnings per share. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earnings per share calculated in accordance with SFAS No. 128 would have been unchanged for the periods presented.

In July 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The statement requires additional disclosure only and will not effect the financial position or results of operations of the Registrant.

In July 1997, FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information", which requires the management approach in determining segment reporting. The statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires additional disclosure only and will not effect the financial position or results of operations of the Registrant.



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

RESULTS OF OPERATIONS

The Registrant's operating revenues, operating margin and net income for the three, nine and twelve months ended June 30, 1997 and for comparable periods ended June 30, 1996 are as follows:

(thousands where applicable)

                           Three Months Ended  Nine Months Ended  Twelve Months Ended
                                June 30             June 30             June 30
                             1997      1996      1997      1996      1997      1996
                           --------  --------  --------  --------  --------  --------

Operating revenues          $42,921   $43,273  $186,905  $182,786  $219,271  $213,157
                            =======   =======  ========  ========  ========  ========

Operating margin            $20,327   $19,283  $ 80,093  $ 80,257  $ 94,742  $ 93,899
                            =======   =======  ========  ========  ========  ========

Net income                  $   135   $  (909) $ 11,136  $ 12,002  $  8,104  $  9,818
                            =======   =======  ========  ========  ========  ========

Operating Revenues and Operating Margin
---------------------------------------

During the quarter ended June 30, 1997, weather was 24.9 percent colder than normal as opposed to 7.9 percent colder than normal in the corresponding period

                                   PAGE I-9
of the prior year.   This resulted in increased operating margin of $0.7 million from the quarter ended June 30, 1996 to the quarter ended June 30, 1997. Revenues for the current quarter have decreased from the corresponding quarter of the prior year primarily due to lower gas costs in the current quarter. The Registrant recovers actual gas costs through the Gas Charge Clause (GCC); therefore the lower gas costs had no effect on margin.

For the nine months ended June 30, 1997, weather was normal as opposed to 5.5 percent colder than normal for the nine months ended June 30, 1996. This resulted in decreased margin of approximately $1.7 million. This decrease was offset by rate increases effective December 17, 1995. These rate increases accounted for increased margin of approximately $0.8 million. In addition, margin increased approximately $0.4 million as the result of phasing in to rates the Registrant's post-retirement expenses approved by the Rhode Island Public Utilities Commission (RIPUC) in September 1996. Also, Providence Energy Services, which began operations in August 1996, generated $0.3 million of operating margin during the period. Revenues for the most recent fiscal year to date have increased $4.1 million over the corresponding period of the prior year primarily as the result of the revenues generated by Providence Energy Services.

Weather for the twelve month period ended June 30, 1997 was 3.6 percent warmer than the corresponding period from the prior year, which resulted in decreased margin of $1.8 million. This decrease was offset by an increase of approximately $1.3 million due to increased rates that became effective December 17, 1995. In addition, margin increased approximately $0.4 million as the result of phasing in to rates the Registrant's post-retirement expenses discussed above as well as an increase of approximately $0.3 million from the operations of Providence Energy Services.

Operating and Maintenance Expense
---------------------------------

Operating and maintenance expenses for the quarter ended June 30, 1997 decreased approximately $1.1 million or 8.8 percent from the same period last year. This decrease was due to a decrease in uncollectible expenses of approximately $0.9 million primarily as the result of a one-time funding of a low income assistance program of $0.8 million made in the prior year in connection with the Integrated Resource Plan (IRP) as well as improved collection efforts by the Registrant. Also, outside services decreased by approximately $0.5 million due to expenditures made in the prior year relating to new energy service offerings and the filing of the IRP with the RIPUC. These decreases were offset by an increase in labor of approximately $0.2 million as the result of performance, cost of living and negotiated union contract increases.

Operating and maintenance expenses for the nine months ended June 30, 1997 decreased approximately $1.9 million or 4.9 percent from the same period last year. This decrease was due to a decrease in uncollectible expenses of approximately $1.9 million as the result of a one-time funding of a low income assistance program of $0.8 million made in the prior year as well as improved collection efforts by the Registrant. Also, outside services decreased by approximately $0.5 million due to expenditures made in the prior year relating to new energy service offerings and the filing of the Registrant's Integrated Resource Plan (IRP) with the RIPUC. These decreases were offset by an increase in labor of approximately $0.7 million as the result of performance, cost of living and negotiated union contract increases. In addition, the Registrant's post-retirement expenses increased by $0.2 million as the result of phasing these expenses into rates in the current year. The remaining decrease was primarily due to decreases in the Registrant's pension expense as a result of the performance of the pension plan's assets in the current fiscal year as well as decreased maintenance expense due to one-time projects in the prior year.

Operating and maintenance expenses for the twelve months ended June 30, 1997 decreased approximately $0.9 or 1.9 percent as a result of the decrease in uncollectible expenses offset by the increases in labor.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased approximately $100,000 or 3.2 percent for the quarter ended June 30, 1997, $700,000 or 8.2 percent for the nine months ended June 30, 1997 and $1.1 million or 9.4 percent for the twelve month period ended June 30, 1997. These increases are due to increased capital spending, including technology related assets with shorter depreciable lives, as well as an increase in depreciation rates that became effective with the rate increase on December 15, 1995.

Taxes
-----

Taxes for the current quarter increased approximately $0.8 million or 30.1 percent. This increase was primarily the result of an increase in Federal income taxes of $0.6 million due to the increase in taxable income during the current quarter. In addition, property taxes increased approximately $0.4 million as the result of increased capital spending as well as increased property tax rates. These increases were offset by a decrease in gross earnings taxes due to the decreased revenues during the quarter.

Taxes for the nine months ended June 30, 1997 increased $0.8 million or 5.3 percent. This increase was due to an increase in property taxes of $0.7 million due to increased capital spending as well as increased property tax rates.

Taxes for the twelve months ended June 30, 1997 increased approximately $1.2 million or 6.9 percent primarily as the result of a $0.9 million increase in property taxes as well as a $0.2 million increase in Federal income tax as the result of increased taxable income during the period.

Other, net
----------

For the quarter ended June 30, 1997, other, net decreased approximately $0.2 million from the quarter ended June 30, 1996. This decrease was the result of additional costs incurred in 1997 in relation to the development of new energy ventures. For the nine months ended June 30, 1997, other, net decreased approximately $1.0 million from the corresponding period of the prior year primarily due to regulatory adjustments made in the first quarter of 1996 including a one-time gain for the regulatory change in accounting for property taxes. For the twelve months ended June 30, 1997, other, net has decreased approximately $1.2 million as a result of the regulatory adjustments and the additional energy venture costs in 1997.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 1997 increased approximately $0.1 million as the result of additional debt incurred in connection with capital expenditures. Interest expense for the nine and twelve month periods ended June 30, 1997 was consistent with the same period last year. Interest on long-term debt increased as the result of the issuance of Series R First Mortgage Bonds in December of 1995. This increase was offset by a decrease in other interest expense due to a decrease in interest incurred on overcollections of gas costs in the prior period. As a result of higher natural gas prices in the first two quarters of fiscal 1997, the Registrant has undercollected gas costs in the current period.

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

On January 24, 1997, the Registrant agreed to form a new limited liability company, Providence-Southern, LLC (the "Joint Venture"), together with Southern Energy, Inc., a subsidiary of Southern Company, the United States' largest producer of electricity. The Joint Venture was formed to market retail electricity, gas and energy services in New England and will be owned 60% by Southern Energy, Inc. and 40% by the Registrant. Providence-Southern, LLC will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers have more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern Energy, Inc., including energy consulting and energy use analysis, home and business energy services, and unified billing. The Joint Venture is expected to become fully operational in the fourth quarter of fiscal 1997.

In August 1997, the Registrant was selected by Salve Regina University in Newport, Rhode Island to provide energy management services for the development and implementation of a comprehensive energy plan. The plan includes utilization of the latest energy management technology, installation of insulation, conversion of many campus buildings to natural gas, and a variety of other energy measures. This project is estimated to generate $1.5 million of revenues for the Registrant.

These and other energy ventures will increasingly be separate from the distribution utility. There are strategic long-term planning and operating costs associated with developing the new energy service offerings. The Registrant estimates these costs to be in the range of $750,000 to $900,000, net of taxes, in 1997. As of June 30, 1997, the Registrant had incurred approximately $550,000 of these costs, net of tax.

In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Rhode Island Division of Public Utilities and Carriers (Division), The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. This initial step was available to approximately 120 of the largest commercial and industrial customers. In April 1997, the Registrant filed a plan for the second phase of unbundling with the RIPUC. Under this filing, the Registrant evaluated the services offered in the first phase of unbundling as well as proposed to further expand the availability of unbundled services to an additional 3,400 medium and large commercial and industrial customers. The Registrant hopes to implement the new services in December 1997.


In August 1997, the Registrant filed a Settlement Agreement in Docket No. 2581, the Price Stabilization Proceeding. The Agreement, which is an alternative to a general rate increase filing, provides for implementation of a three-year price stabilization plan beginning in October 1997 that includes: (1) an immediate decrease in the Gas Charge to residential, commercial and industrial sales service customers; (2) a three-year freeze in the Gas Charge and base rates at those reduced levels; and (3) revenues to fund the Registrant's commitment to incremental capital investments and further unbundling of services. The Agreement is currently under review by the RIPUC.


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

The Registrant is exposed to credit risk in the event of nonperformance by counter parties to these options, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Registrant believes that the credit risk associated with these options is no greater than that associated with the primary contracts which they hedge and that elimination of the risk of increases in natural gas prices relating to the hedged gas purchases lowers the Registrant's overall business risk.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the nine months ended June 30, 1997, the Registrant's accounts receivable and unbilled revenue have increased approximately $13.0 million. These fluctuations are the result of higher monthly sales primarily during the first and second quarters and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cash flow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

The Registrant experienced an increase in its net cash provided by operations during the first nine months of 1997 as compared to last year, primarily as the result of a decrease in deferred gas costs. This decrease was due to the collection of prior period gas cost underrecoveries in the current period.

In February 1997, the Registrant redeemed 16,000 shares of its preferred stock at the par value of $1,600,000 as a result of the annual sinking fund requirement.

Capital expenditures for the nine months of $14.7 million which includes $1.6 million of capital financed directly through long-term debt and capital leases, increased from $13.9 million last year. The increase was due to increased spending for technology to redesign and integrate the Registrant's customer-related information systems. Capital expenditures for the remainder of the fiscal year are expected to be approximately $8.0 million of which approximately $0.5 million is expected to be financed through long-term debt. Anticipated capital expenditures for the next three years are expected to total between $50 million and $60 million. If the Price Stabilization Plan discussed above is approved, the expected expenditure range will increase.

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

The funding of these programs is generated through annual gas cost savings beginning in July of each year. The Registrant has performed an analysis of gas cost savings since July of 1996 and believes that sufficient savings have been achieved as of June 30, 1997 to provide funding for these programs without incurring a charge to income. Accordingly, in the current quarter, the Registrant recorded its annual share of the performance-based ratemaking incentive under this agreement, which resulted in a $1.5 million increase to operating margin. Although the Settlement Agreement contains a methodology used to calculate the actual gas cost savings, the ultimate analysis of savings is subject to RIPUC review and approval which will occur in the fourth quarter of the fiscal year.

If the Price Stabilization Plan discussed previously is approved, the Registrant would continue to fund the programs described above and would no longer have the same performance based ratemaking incentive.



    PROVIDENCE ENERGY CORPORATION
    -----------------------------

PART II.  OTHER INFORMATION
---------------------------


REPORTS ON FORM 8-K
-------------------

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

                             Providence Energy Corporation
                             (Registrant)



                             BY:  /s/ Gary S. Gillheeney
                                -----------------------------
                                      GARY S. GILLHEENEY
                                      Senior Vice President, Treasurer
                                      CFO, and Assistant Secretary



Date:  August 14, 1997
       ---------------



                                   PAGE II-2