Form 10-K
period 1997-09-30
PROVIDENCE ENERGY CORP
filed 1997-12-30
CIK 319651

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION-
                           Washington, D. C.  20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1997
                          ------------------
                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________
Commission file number 1-10032
                       -------

                         PROVIDENCE ENERGY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Rhode Island                                  05-0389170
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I. R. S. Employer
   incorporation or organization)                     Identification No.)

100 Weybosset Street, Providence, Rhode Island               02903
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code 401-272-9191
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of each exchange on which
-------------------                     ------------------------------
                                        registered
                                        ----------

Common Stock, $1.00 Par Value           NEW YORK STOCK EXCHANGE
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:


                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 3, 1997: $111,064,747

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value:  5,881,441 shares outstanding at
---------------------------------------------------------------
December 3, 1997.
----------------

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the annual report to shareholders for the fiscal year ended September 30, 1997 are incorporated by reference into Part II.

                               TABLE OF CONTENTS


PART I                                                            PAGE

 Item 1 -  Business
              General                                              I-1
              Operations of the Gas Companies                      I-2
              Nonutility Operations                                I-9
              Special Factors Affecting the Gas Industry           I-9
              Environmental Regulations                           I-10
              Other Standards                                     I-12


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

 Signatures                                                       IV-2


PART I
------
ITEM 1. BUSINESS
----------------

  Providence Energy Corporation (the Registrant or the Company) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this Form 10-K and annual report to shareholders, which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

  All statements other than statements of historical facts included in this Form 10-K and annual report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are factors which could cause actual results to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in, or the failure to comply with, government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant to modify or redesign its computer systems to work properly in the year 2000; unanticipated environmental liabilities; the ability of the Registrant to form alliances and establish joint ventures outside of the traditional utility business and the success of any alliances or joint ventures; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

General
-------

  The Registrant was organized in 1981 as a Rhode Island business corporation. The Registrant's outstanding common shares are listed on the New York Stock Exchange.

  The Registrant is the parent of two wholly-owned natural gas distribution utilities, The Providence Gas Company (ProvGas) and North Attleboro Gas Company (North Attleboro Gas), together referred to as the Gas Companies. In August 1996, the Registrant incorporated Providence Energy Services, Inc. to market natural gas and energy services. In January 1997, the Registrant agreed to form a new limited liability company, Providence-Southern, LLC, (the "Joint Venture"), together with an affiliate of Southern Company (Southern). The Joint Venture was formed to market retail electricity, gas and energy service in New England and will be owned 60% by Southern and 40% by the Registrant. As part of the agreement, the net assets of Providence Energy Services, Inc. will be contributed to the Joint Venture. The Registrant also conducts its nonutility operations through a wholly-owned nonutility subsidiary, Newport America Corporation.

(Newport America)-see "Nonutility Operations".
                       ---------------------

  ProvGas, Rhode Island's largest natural gas distributor, was founded in 1847 and serves approximately 165,000 customers in Providence, Newport and 23 other cities and towns in Rhode Island. North Attleboro Gas serves over 3,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The total natural gas service territory of the Gas Companies encompasses 410 square miles and has a population of approximately 850,000.

  The corporate offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903 (Telephone 401-272-9191).

Operations of the Gas Companies
-------------------------------

  Customers.  The Gas Companies had an average annual number of customers of
  ----------
approximately 168,000 for the twelve months ended September 30, 1997, of which approximately 90% were residential and 10% were commercial and industrial.

  The net increase in the average annual number of customers during fiscal 1997 over fiscal 1996 was approximately 1,700 or 1.0%. This moderate increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies.

  Gas Service.  The gas services provided by the Gas Companies can be grouped
  ------------
into four categories -- firm sales, firm transportation, non-firm sales and non-firm transportation. Firm service is provided to those residential, commercial and industrial customers that use natural gas throughout the year. Non-firm service is provided to those commercial and industrial customers that do not require assured gas service because they can utilize an alternative fuel or otherwise operate without gas service. Transportation service is a service where the Gas Companies transport to certain large customers gas owned by those customers or by third parties selling gas to those customers.

  The following table shows the distribution of gas to various customer classes, and the total gas sold and transported by year since 1993:


                       1997     1996     1995      1994     1993
                       ----     ----     ----      ----     ----
Firm                   80.4%    85.8%    76.4%     81.9%    83.9%
Non-Firm                9.6      9.3     17.6      15.8     14.7
Transportation         10.0      4.9      6.0       2.3      1.4
                       ----    -----    -----     -----    -----
                      100.0%   100.0%   100.0%    100.0%   100.0%
                      =====    =====    =====     =====    =====


Total Gas Sold and Transported
------------------------------
  BCF(*)              27.3     28.1     28.1      28.7     27.1
                     =====    =====    =====     =====    =====


(*) Gas sales are denominated in billions of cubic feet (Bcf) of natural gas. Total gas sales include gas sold and transported by the Gas Companies.

  Firm Service.  In recent years, the distribution of the Gas Companies'
  -------------
firm sales has been approximately 60% to residential and 40% to commercial and industrial customers. Firm sales represent the highest percentage of operating margin and represent the core of the Gas Companies' business.

  Non-Firm.  Non-firm customers consist of two types: seasonal customers that
  ---------
typically use gas only during the nonwinter months and dual-fuel customers that contract for gas service on a year round basis, but agree to service interruption during certain peak periods. By retaining the right to interrupt service to the dual-fuel customers, the Gas Companies can balance daily demand from firm customers with available gas supply and pipeline capacity. Non-firm customers may interrupt their gas service, as well, when it is more economical to utilize an alternative fuel. Accordingly, the amount of the Gas Companies' non-firm sales fluctuates depending upon the relative price of natural gas to alternative fuels.

  Non-firm sales produce substantially less margin to the Gas Companies than firm sales due to the more competitive nature of non-firm sales. Service rates charged to dual-fuel customers are based on the price that the customer would otherwise pay for its alternative fuel. Through September 30, 1997, total margin was not impacted by non-firm sales due to the fact that the Rhode Island Public Utilities Commission (RIPUC) required the Registrant to return any margins earned from these non-firm customers to firm customers through the Gas Charge Clause (GCC) during the term of the Integrated Resource Plan. Beginning October 1, 1997, under the terms of the Price Stabilization Agreement, any margins earned from these non-firm customers will be retained by the Registrant
- See "Rates and Regulation" and "Competition & Marketing".
       --------------------       -----------------------

  Transportation Service.  The Registrant provides both firm and non-firm
  -----------------------
transportation of gas. Margin from the firm transportation of gas purchased by certain large customers from third parties is likely to represent an increasing percentage of the Gas Companies' future total margin due to the continuing regulatory developments affecting the natural gas industry - see "Rates and
                                                                  ---------
Regulation".  In general, these developments now allow customers to buy gas
----------
directly from the producer-supplier rather than solely from the local gas distribution company. Customer-owned gas is transported to the customer's premises through a combination of the interstate pipelines and the Gas Companies' distribution systems.

  For a given quantity of gas, the Gas Companies' margin from firm transportation service is comparable to the margin from firm sales. Margin from nonfirm transportation service is less than the margin from firm sales, but is generally comparable to the margin from interruptible sales, depending on the price of alternative fuels. To the extent that the Gas Companies' existing customers buy gas directly from producer-suppliers, the Gas Companies' revenue will decrease although firm margin will not be materially impacted. Through September 30, 1997, total margin was not impacted by nonfirm transportation due to the fact that the RIPUC required the Registrant to return any margins earned from these nonfirm customers to firm customers through the GCC during the term of the Integrated Resource Plan. Beginning October 1, 1997, under the terms of the Price Stabilization Agreement, any margins earned from these non-firm customers will be retained by the Registrant - See "Rates and Regulation" and
                                                    --------------------
"Competition & Marketing".
------------------------

  Gas Supply.  During 1997, the Registrant purchased 84% of its gas supply in
  -----------
the production area with transportation to market and storage provided by firm pipeline contracts. Liquefied natural gas (LNG) provided 3% of supply requirements. The remaining 13% was purchased in the market area, generally on an interruptible basis.

The Registrant's principal subsidiary, ProvGas, has entered into a full requirements contract with Duke Energy Trading and Marketing, LLC (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM is a joint venture of Duke Energy (60%) and Mobil (40%). DETM will provide all gas supplies required by ProvGas while ProvGas is committed to purchase all supplies exclusively from DETM. Supplies required by ProvGas' firm sales customers will be purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, will take responsibility for ProvGas' pipeline capacity resources not previously released, all storage contracts and all LNG capacity. Under the contract, DETM will purchase all working gas in storage including both LNG and contract storage as of October 1, 1997. All supply resources assigned to DETM will revert back to ProvGas on October 1, 2000. The contract was entered into following a competitive bidding process.

  As well as providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover ProvGas' non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to ProvGas' transportation service customers, including enhanced balancing, standby and the storage and peaking services available under ProvGas' recently approved FT-2 storage service effective December 1, 1997. DETM will receive the supply related revenues from these services in exchange for providing the supply management inherent in these services.

  Included in the DETM contract are a number of other important features. ProvGas has retained the right to continue to make portfolio changes to reduce supply costs. To the extent it makes such changes, it must keep DETM whole for the value lost over the remainder of the contract period. The contract relieves ProvGas of the need to perform certain upstream supply management functions which will make it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

  When not using capacity for its own sales, the Registrant released the capacity or used it to make off-system sales. In fiscal 1997, the Registrant received $7.2 million in revenue from released capacity, a 26.3% increase over the $5.7 million of revenue generated in fiscal 1996. The revenues reduced the firm customer's gas cost, making the Registrant more competitive. As a result of the DETM contract noted above, the Registrant will no longer generate revenue from released capacity.

  Rates and Regulation.  ProvGas is subject to the regulatory jurisdiction of
  ---------------------
the RIPUC with respect to rates and charges, standards of service, accounting and other matters. The standards set by the RIPUC affect all aspects of ProvGas' business, including its ability to market to new customers and to meet competition from other fuel suppliers. (see

"Competition and Marketing".)  In August 1997, the RIPUC approved the Price
 -------------------------
Stabilization Plan Settlement Agreement, (the Plan or Energize R.I.) among ProvGas, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize R.I. provides customers with an initial price decrease of approximately four percent and a three-year price freeze. Under Energize R.I., the GCC will be suspended for the entire three-year term of the Plan. Any excess or deficiency between amounts billed and actual incurred gas costs will be retained or borne by ProvGas. Energize R.I. also requires ProvGas to make significant capital investments to improve its distribution system. Capital investments required by Energize R.I. are estimated to total approximately $26 million over its three-year term. In addition, ProvGas is required to fund the Demand Side Management Program Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. Energize R.I. also calls for ProvGas to fund the Low Income Assistance Program at an annual level of $1.0 million. Finally, Energize R.I. continues the process of unbundling by requiring ProvGas to provide unbundled service offerings up to 10 percent per year of firm system throughput.

  As part of Energize R.I., ProvGas will amortize approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve over a ten year period. All environmental costs incurred during the term of Energize R.I. will also be amortized over a ten year period.

  Under Energize R.I. ProvGas may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, 2000, respectively. In addition, ProvGas may not earn less than a 7 percent return on common equity. In the event that ProvGas earns in excess of 10.9 percent or less than 7 percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties and approved by the RIPUC.

  As a result of the above Plan, the three-year Settlement Agreement regarding the Integrated Resource Plan (IRP) approved by the RIPUC in February 1996 was terminated. The Settlement Agreement called for (1) $0.5 million annual funding associated with the Demand Side Management Program; (2) $0.2 million annual funding associated with a low-income weatherization program; and (3) a performance-based ratemaking mechanism. In 1997 and 1996, ProvGas was able to record its annual share of the performance-based ratemaking mechanism under this agreement which resulted in a $1.5 million increase to operating margin.

  Under the IRP, ProvGas was required to return all margins earned from non-firm sales to firm customers through the GCC. As a result of Energize R.I., ProvGas will be able to retain all margins earned from non-firm customers.

  The following table sets forth the results of ProvGas' applications before the RIPUC for revenue increases since 1990.


                                               Authorized
  Date of     Revenue Increase  Date Rates  Revenue Increase      Return on
Application      Requested      Effective      Allowed  (*)     Common Equity
------------- ----------------  ----------  ----------------    -------------
 5/17/90        $15,800,000      03/15/91      $9,176,000            12.8%
 1/15/93          9,100,000 (**) 11/14/93         694,000            11.2
 2/16/95         14,880,000 (***)12/17/95       4,161,572 (****)     10.9


(*) Although the RIPUC reviews and approves all changes in gas costs billed to customers through the GCC, such changes are not part of the general rate filings described above. See Footnotes 1 and 10 in the Notes to the Consolidated Financial Statements contained in the Registrant's 1997 Annual Report to Shareholders filed herewith as Exhibit 13.

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

  The Registrant has been working closely with the RIPUC to develop a new rate structure that will allow the Registrant to offer unbundled services designed to meet the needs of its customers, such that those customers would have the option to purchase natural gas directly from suppliers and use the Registrant to transport the gas. The Registrant believes that this rate structure will foster a more competitive and flexible gas market in Rhode Island and allow it to remain competitive by offering commercial/industrial businesses value-added services at competitive prices.

  In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. This initial program was available to approximately 120 of the largest commercial and industrial customers. In April 1997, the Registrant filed a plan, "Business Choice", for the second phase of unbundling with the RIPUC. Under this filing, the Registrant evaluated the services offered in the first phase of unbundling as well as proposed to further expand the availability of unbundled services to an additional 3,400 medium and large commercial and industrial customers. The Registrant plans to implement the new services in December 1997.

  The Rate Design Settlement Agreement also included changes to ProvGas' gas cost recovery mechanism. Specifically, the Agreement replaced the previous CGA with the GCC effective June 2, 1996. In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provides for the recovery of: (1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) a substantial portion of LNG operating and maintenance expenses, all of which were previously recovered in base rates. Prior to October 1, 1997, the GCC provided for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred was deferred and either refunded to, or recovered from, customers over a subsequent period. Effective October 1, 1997, as part of the Price Stabilization Plan Agreement described above, the variable gas cost component of the GCC was eliminated for a period of three years through September 30, 2000. Accordingly, any excess or deficiency in amounts billed as compared to costs incurred will be retained or borne by the Registrant.

  On October 8, 1996, the RIPUC approved a one-year Pilot Hedging Program Agreement between ProvGas and the Division. The objective of the pilot program was to mitigate the impact of natural gas price escalation through utilization of Financial Risk Management (FRM) tools, to develop a more balanced gas supply cost approach, and finally, to study in more detail some of the benefits and costs associated with the program. The FRM tools were limited to the use of options, including calls, puts, and collars, under the pilot program. The total expenditures for the purchase and exercise of the FRM tools and the net proceeds from the sale of FRM tools were flowed through the Variable Gas Cost component of the GCC and could not exceed $800,000. For fiscal year 1997, total expenditures, net of sales proceeds, made under the program were approximately $154,000. The program expired on September 30, 1997 and was not extended since its objectives were met through Energize R.I., described above. The Registrant held no open positions at September 30, 1997.

  Competition and Marketing.  The Registrant experienced modest customer growth
  --------------------------
in both the residential and commercial/industrial markets. In all, the average annual number of customers rose one percent to 167,983. This customer growth was achieved in an underperforming local economy, one that is now showing signs of improvement. The Providence Place Mall began construction in early 1997 and will bring an estimated 3,000 construction jobs and more than 2,800 permanent jobs in sales, management and maintenance. The Fixed Income Group of Fidelity Investments will bring to Rhode Island 2,500 new jobs and a $75 million state-of-the art facility, the direct result of a creative package of land, lease and tax incentives offered by the State of Rhode Island. Also, the newly expanded T.F. Green Airport, and the arrival of Southwest Airlines, have begun to significantly improve the competitiveness of transportation options.

  In 1998, the Registrant's core marketing efforts will continue to focus on adding profitable new load and building loyalty with existing customers. The Registrant will continue joint marketing with the local network of heating contractors to promote heating conversions of customers on existing gas mains. In addition, the Registrant will extend its coupon rebate program for high efficiency heating equipment offered in combination with participating manufacturers and local distributors.

  In 1996, the Registrant instituted a Demand Side Management (DSM) Program, which furnishes rebates to customers installing new technologies such as gas-fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the distribution system has available capacity. The DSM program also allows for the improved utilization of existing resources, such as mains, services, and year-round supply contracts. Under the Price Stabilization Plan Agreement described in "Rates and Regulation", the Registrant is committed
                             --------------------
to funding this program at an annual level of $0.5 million through September 30, 2000.

  As a result of the Rate Design Settlement Agreements approved in May 1996 and April 1997, the Registrant has been allowed to offer unbundled services to approximately 3500 of its largest customers. These customers are now able to purchase natural gas directly from suppliers and use the Registrant to transport the gas. In addition, under the Price Stabilization Plan Agreement, the Registrant is committed to providing unbundled service offerings to up to 10 percent per year of firm system throughput. The Registrant believes that this rate structure will foster a more competitive and flexible gas market in Rhode Island and allow it to remain competitive by offering commercial/industrial businesses value-added services at competitive prices.

  There are virtually unlimited opportunities to unbundle services, form alliances, custom-tailor services for customers, and greatly increase the Registrant's ability to compete with other energy suppliers. To facilitate the transition to a diversified energy marketer, the Registrant is planning to form business alliances outside of its traditional utility business. The Registrant is also seeking investment opportunities in non-regulated energy ventures. In November 1997, as part of the Registrant's strategic plan to strengthen its position in the energy industry, the Registrant purchased two Rhode Island-based oil distribution companies, which together serve over 4,000 customers. These acquisitions continue the Registrant's transition to a diversified energy marketer and service provider.

  In January, 1997, the Registrant agreed to form a new limited liability company, Providence-Southern, LLC (the "Joint Venture"), together with an affiliate of Southern Company, (Southern), the United States' largest producer of electricity. The Joint Venture was formed to market retail electricity, gas and energy services in New England and will be owned 60 percent by Southern and 40 percent by the Registrant. Providence-Southern, LLC will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers have more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern, including energy consulting and energy use analysis, home and business energy services, and unified billing. The definitive operating agreement ("Agreement") of the Joint Venture is expected to be finalized early in 1998.

  As part of the Joint Venture agreement described above, the operations of Providence Energy Services, Inc. will be contributed to the Joint Venture. Providence Energy Services, Inc. was incorporated in August 1996 to market natural gas and energy services and presently serves approximately 51 customers. In its first full year of operations in 1997, Providence Energy Services, Inc. recorded sales of approximately $5.1 million and established itself in the New England retail natural gas market.

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

These and other energy ventures will increasingly be separate from the distribution utility. There are strategic long-term planning costs associated with developing the new energy service offerings. These costs were approximately $700,000, net of tax, in 1997.

     Employees.  As of September 30, 1997, the Registrant had 562 full-time
     ----------
employees. Approximately 275 distribution and customer service employees are covered by a collective bargaining agreement with Local 12431 of the United Steelworkers of America. A new five year agreement became effective in January 1996.

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

     Additionally, in March 1996, a 38 month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents 92 office and clerical employees. The agreement calls for a total wage increase of 8.44% over 38 months.

     Gas Distribution Systems.  The Gas Companies' distribution systems consist
     -------------------------
of approximately 2,400 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 142,000 services, (a service is a pipe connecting a gas main with piping on a customer's premises), and approximately 163,000 active gas meters together with related facilities and equipment. The Gas Companies have regulating and metering facilities at nine points of delivery from Algonquin Gas Transmission Company (Algonquin) and one point of delivery from Tennessee Gas Pipeline Company, which the Gas Companies presently believe to be adequate for receiving gas into their distribution systems.

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

     FERC Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant had negotiated new pipeline transportation and gas storage contracts.

     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers including the Registrant. Based upon current information, the Registrant anticipates its transition costs to be approximately $21.7 million of which $16.2 million has been included in the GCC and has been collected from customers. The remaining minimum obligation of $5.5 million at September 30, 1997 will be assumed by DETM under the gas supply contract described in "Gas Supply". At the end of the
                                            ----------
three year term of the contract at September 30, 2000, the Registrant will assume any remaining liability, which cannot be estimated at September 30, 1997.

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

     At September 30, 1997, the Registrant was aware of four sites at which future costs may be incurred.

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

     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1997, approximately $1.8 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At September 30, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at September 30, 1997, for anticipated future remediation costs at this site.

     Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $50,000 and $100,000. Accordingly, the Registrant has accrued $50,000 at September 30, 1997 for anticipated future remediation costs.

     In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.3 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at September 30, 1997. Of the environmental investigation costs incurred, approximately $0.9 million and $1.0 million were recorded in the years ended September 30, 1997 and 1996, respectively, while the remainder were incurred in prior years.

     Due to the materiality of the Registrant's environmental investigation and remediation expenditures, the Registrant sought new treatment of these amounts. As a result, included in the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation", which is effective October 1, 1997, all
              --------------------
environmental investigation and remediation costs incurred through September 30, 1997 as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs.

Management has begun discussions with other parties who may assist the Registrant in paying any future costs at the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
         MATTERS
         -------

     The Registrant's common stock is listed on the New York Stock Exchange and trades under the symbol "PVY". As of December 3, 1997, there were 6,458 holders of record of the Registrant's outstanding common stock. For the balance of the information called for by this item, reference is made to the materials under 'Dividends' and 'Common stock information' in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997, which is filed herewith under Part IV as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     For the information called for by this item, reference is made to page 20 of the Registrant's Annual Report to Shareholders (pages 12 through 13 of this Form 10-K) for the fiscal year ended September 30, 1997, which is filed herewith under Part IV as Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Regarding the information that relates to this item, reference is made to pages 14 through 18, of the Registrant's Annual Report to Shareholders (pages 1 through 9 of this Form 10-K) for the fiscal year ended September 30, 1997, which is filed herewith under Part IV as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     For the information called for by this item, reference is made to pages 21 through 33 of the Registrant's Annual Report to Shareholders (pages 14 through 36 of this Form 10-K) for the fiscal year ended September 30, 1997, which is filed herewith under Part IV as Exhibit 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable

                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The following information is furnished with respect to the executive officers of the Registrant:


                                                                         Year
                                                                        Office
Name and Age                                 Office                   First Held
------------                                 ------                   ----------

James H. Dodge            (57)    Chairman, President and Chief
                                  Executive Officer                      1992

James DeMetro             (49)    Senior Vice President                  1996

Gary S. Gillheeney        (42)    Senior Vice President, Chief
                                  Financial Officer, Treasurer
                                  and Assistant Secretary                1996

Robert W. Owens           (49)    Senior Vice President                  1996

Alycia L. Goody           (45)    General Counsel and Secretary          1994

Gerald A. Yurkevicz       (40)    Vice President, Marketing              1996

James A. Grasso           (43)    Vice President, Public and
                                  Government Affairs                     1997

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

     Mr. DeMetro was elected Senior Vice President of the Registrant and ProvGas in February 1996. For more than three years prior thereto, Mr. DeMetro served the Registrant and ProvGas as Vice President Energy Services. For more than five years prior thereto, Mr. DeMetro served the Brooklyn Union Gas Company, a regulated natural gas utility, in various management positions, most recently as Manager, Rates and Regulation.

     Mr. Gillheeney was elected Senior Vice President and Chief Financial Officer of the Registrant and ProvGas in February 1996, and Treasurer and Assistant Secretary of the Registrant and ProvGas in January 1994. For more than five years prior thereto, Mr. Gillheeney served ProvGas in various management positions, most recently as Assistant Treasurer and Controller.

     Mr. Owens was elected Senior Vice President of the Registrant and ProvGas in February 1996. For more than a year prior thereto, Mr. Owens served the Registrant and ProvGas as Vice President Operations. For more than five years prior thereto, Mr. Owens served the Registrant and ProvGas in various management positions, most recently as Vice President, Treasurer and Chief Financial Officer.

                                     III-1

     Ms. Goody was elected General Counsel and Secretary of the Registrant in December 1994. Since 1994, Ms. Goody has also served ProvGas as Vice President, General Counsel and Secretary. For two years prior to that, Ms. Goody served ProvGas as Corporate Counsel.

     Mr. Yurkevicz was elected Vice President, Marketing of the Registrant in August 1996. For ten years prior thereto, Mr. Yurkevicz served as Principal in the Energy Practice at Mercer Management Consulting.

     Mr. Grasso was elected Vice President, Public and Government Affairs in May 1997. For three years prior thereto, Mr. Grasso served as Director of Public and Government Relations of the Eastern Region of Pan Energy Corporation and Manager of Public and Government Relations of Algonquin Gas Transmission Company. For ten years prior thereto, Mr. Grasso served as Manager of Land, Public and Government Relations of Algonquin Gas Transmission Company.

                                     III-2

DIRECTORS OF THE REGISTRANT
---------------------------

     The following information is furnished with respect to the Directors of the
Registrant:


   Name                      Director Since      Expiration of Term
   ----                      --------------      ------------------

Gilbert R. Bodell, Jr.            1980                  1998

James H. Dodge                    1991                  2000

John H. Howland                   1993                  1999

Douglas H. Johnson                1993                  1999

William Kreykes                   1996                  1999

Paul F. Levy                      1995                  1998

Romolo A. Marsella                1993                  1999

M. Anne Szostak                   1995                  1998

Kenneth W. Washburn               1975                  2000

W. Edward Wood                    1995                  1998

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

     John H. Howland is President and Chief Executive Officer, Original Bradford Soap Works, Inc.

     Douglas H. Johnson is President and Managing Partner, Van Leesten & Johnson, Inc. (business and urban planning consultants) since October 1991; from 1980 to October 1991: President and Chief Executive Officer, Peerless Precision, Inc. (aerospace manufacturing company).

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

     Romolo A. Marsella is President, Marsella Development Corporation (real estate development).

     M. Anne Szostak is Senior Vice President, Fleet Financial Group. From 1991 to 1995: Chairman of the Board, Fleet Bank of Maine; from 1991 to 1994:
President and Chief Executive Officer, Fleet Bank of Maine; and from 1988 to 1991: Vice President, Fleet Financial Group.

     Kenneth W. Washburn is Chairman and President, Union Wadding Company (manufacturers of non-woven textiles).

     W. Edward Wood is President and Chief Executive Officer, Coaxial Communications of Central Ohio and Coaxial Communications of Southern Ohio (Effective January 1998). From 1991 to 1997: President, BDS Management Group (management and consulting services to a variety of private businesses); from November 1990 to May 1991: Chief of Staff to Governor-elect and Governor of Rhode Island; from January to November 1990: Chief of Staff, Phoenix Associates III (private investment group).


                                     III-4

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  For the information called for by this item, reference is made to pages 7 to 14 of the Registrant's proxy statement filed December 16, 1997 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 15, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
         ----------

  For the information called for by this item, reference is made to page 15 of the Registrant's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 15, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

  For the information called for by this item, reference is made to page 6 of the Registrant's proxy statement filed December 16, 1997 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 15, 1998.


                            III-5

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


(a) Financial Statements and Schedules
    ----------------------------------

Consolidated Balance Sheets--September 30, 1997 and 1996
Consolidated Statements of Income for the years ended September 30,
 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended September 30,
 1997, 1996 and 1995
Consolidated Statements of Capitalization--September 30, 1997
 and 1996
Consolidated Statements of Changes in Common Stockholders' Investment for
 the years ended September 30, 1997, 1996 and 1995
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Consent of Independent Public Accountants

The financial statements and related notes listed above are incorporated by reference to Providence Energy Corporation's Annual Report to Shareholders (see pages 14 through 36 of this Form 10-K) for the year ended September 30, 1997, filed herewith as Exhibit 13.

Schedule II.  Reserves for the years ended September 30, 1997, 1996 and 1995.

  Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b) Reports on Form 8-K
    -------------------

  On September 5, 1997, the Registrant filed a report on Form 8-K regarding the Rhode Island Public Utilities Commission's approval of the three-year Price Stabilization Plan for the Providence Gas Company.

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

  10.2 Management contract dated October 29, 1997 between James H. Dodge, Chairman, President and Chief Executive Officer of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.2 to the report of The Providence Gas Company in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

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

  10.5 Management contract dated October 29, 1997 between James DeMetro, Senior Vice President, Energy Services of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.3 to the report of The Providence Gas Company in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.6 Management contract dated October 29, 1997 between Robert W. Owens, Senior Vice President, Gas Distribution of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.4 to the report of The Providence Gas Company in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.7 Management contract dated October 29, 1997 between Gary S. Gillheeney, Senior Vice President, Chief Financial Officer and Treasurer of The Providence Gas Company, and Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the said Company. (Filed as Exhibit 10.5 to the report of The Providence Gas Company in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.8 Management contract dated October 29, 1997 between Alycia L. Goody, Vice President, General Counsel and Secretary, of The Providence Gas Company, and General Counsel and Secretary of the said Company. (Filed as Exhibit 10.6 to the report of The Providence Gas Company in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.9   Management contract dated October 29, 1997 between Gerald A.

         Yurkevicz, Vice President, Marketing of the Registrant.

  10.10  Non-Employee Director Stock Plan (incorporated by reference to Exhibit
         4.3 in Form S-8 (Registration No. 333-25415)).

  13 Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1997. (Pages 1 through 36)

  22     Subsidiaries of the Registrant.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
Providence Energy Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Providence Energy Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 4, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to the financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP



Boston, Massachusetts
November 4, 1997

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
Providence Energy Corporation:


As independent public accountants, we hereby consent to the incorporation by reference of our report dated November 4, 1997, included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-3, Registration No. 33-62318; S-3, Registration No. 33-70086; S-3, Registration No. 33-31768; S-8, Registration No. 33-31770; S-8, Registration No. 33-43031; S-8,
Registration No. 33-04209; S-8, Registration No. 33-25415; and S-8, Registration No. 33-31769. It should be noted that we have not audited any financial statements of the Company subsequent to September 30, 1997, or performed any audit procedures subsequent to the date of our report.



Arthur Andersen LLP



Boston, Massachusetts
December 18, 1997

Supplemental Schedule

                       PROVIDENCE ENERGY CORPORATION      Schedule II
                       -----------------------------
                        RESERVES FOR THE YEARS ENDED
                        -----------------------------
        SEPTEMBER 30, 1997, SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
        -------------------------------------------------------------
                           (Thousands of Dollars)

                                                                    Charge
                                                                    for
                                                                    Which
                                     Additions                      Reserves
                           Balance   Charged         Other          Were      Balance
                           9/30/96   to Operations   Add (Deduct)   Created   9/30/97
                           -------   -------------   ------------   -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts      $ 3,195      $ 5,200        $    --      $ 6,584   $ 1,811
   Allowance for lease
     receivables -
      current                   27            1             --            1        27
      other                      9           94             --           55        48
                           -------      -------        -------      -------   -------
  Total                    $ 3,231      $ 5,295        $    --      $ 6,640   $ 1,886
                           =======      =======        =======      =======   =======
 Allowance for lease
   receivables -
     long-term             $   403      $   138        $    --      $   140   $   401
                           =======      =======        =======      =======   =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes            $20,713      $   782        $    --      $    --   $21,495
                           -------      -------        -------      -------   -------
 Unamortized investment
   tax credit                2,533           --             --          158     2,375
                           -------      -------        -------      -------   -------
 Other-
   Liability and
     damage reserve            561          281             --          221       621
   Other                     7,583        1,265            925(B)       537     9,236
                           -------      -------        -------      -------   -------
     Total other             8,144        1,546            925          758     9,857
                           -------      -------        -------      -------   -------
     Total deferred
      credits and
       reserves            $31,390      $ 2,328        $   925      $   916   $33,727
                           =======      =======        =======      =======   =======


                                                                    Charge
                                                                    for
                                                                    Which
                                     Additions                      Reserves
                           Balance   Charged         Other          Were      Balance
                           9/30/95   to Operations   Add (Deduct)   Created   9/30/96
                           -------   -------------   ------------   -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts      $ 1,995      $ 5,078        $    --      $ 3,878   $ 3,195
   Allowance for lease
     receivables -
      current                  337            3             --          313        27
      other                     80           17             --           88         9
                           -------      -------        -------      -------   -------
  Total                    $ 2,412      $ 5,098        $    --      $ 4,279   $ 3,231
                           =======      =======        =======      =======   =======
 Allowance for lease
   receivables -
     long-term             $   651      $ 1,179        $    --      $ 1,427   $   403
                           =======      =======        =======      =======   =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes            $18,734      $ 1,943        $    36(C)   $    --   $20,713
                           -------      -------        -------      -------   -------
 Unamortized investment
   tax credit                2,691           --             --          158     2,533
                           -------      -------        -------      -------   -------
 Other-
   Liability and
     damage reserve            334          520             --          293       561
   Other                     5,307        1,303          1,742(B)       769     7,583
                           -------      -------        -------      -------   -------
     Total other             5,641        1,823          1,742        1,062     8,144
                           -------      -------        -------      -------   -------
     Total deferred
       credits and
        reserves           $27,066      $ 3,766        $ 1,778      $ 1,220   $31,390
                           =======      =======        =======      =======   =======

                                                                    Charge
                                                                    for
                                                                    Which
                                     Additions                      Reserves
                           Balance   Charged         Other          Were      Balance
                           9/30/94   to Operations   Add (Deduct)   Created   9/30/95
                           -------   -------------   ------------   -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts      $ 2,671      $ 3,169        $    --      $ 3,845   $ 1,995
   Allowance for lease
     receivables -
      current                  367            4             --           34       337
      other                     80           --             --           --        80
                            ------      -------        -------      -------  --------
  Total                    $ 3,118      $ 3,173        $    --      $ 3,879   $ 2,412
                           =======      =======        =======      =======   =======
 Allowance for lease
   receivables -
     long-term             $   951      $    --       $  (200)      $   100   $   651
                           =======      =======        =======      =======   =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes            $15,506      $ 2,142         $1,086(C)   $    --   $18,734
                           -------      -------         ------      -------  --------
 Unamortized investment
   tax credit                2,851           --             --          160     2,691
                           -------      -------        -------      -------  --------
 Other-
   Liability and
     damage reserve            421          400             --          487       334
   Other                     5,898          623            418(A)     1,632     5,307
                           -------      -------        -------      -------  --------
     Total other             6,319        1,023            418        2,119     5,641
                           -------      -------        -------      -------  --------
     Total deferred
      credits and
       reserves            $24,676      $ 3,165        $ 1,504      $ 2,279   $27,066
                           =======      =======        =======      =======   =======

(A) Includes adjustments to the regulatory pension liability.
(B) Principally an accrual for environmental investigation and remediation costs in addition to adjustment to the regulatory pension liability.
(C) Represents adjustments to the regulatory asset and liability for FAS No. 109 activity.

INCORPORATION BY REFERENCE INTO REGISTRATION STATEMENTS ON FORM S-8

    For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13,1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of Registrant's Registration Statements on Form S-8 Nos. 33-31769, 33-31770, 33-43031, 33-04209, and 33-25415.

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

                  PROVIDENCE ENERGY CORPORATION

                  By   /s/ JAMES H. DODGE
                       ----------------------------------------
                        James H. Dodge, Chairman,
                        President and CEO

                  Date December 23, 1997
                       ----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                   Title                  Date
       ---------                   -----                  ----

/s/JAMES H. DODGE         Chairman, President and CEO    12-23-97
------------------------  (Principal Executive Officer)  --------
James H. Dodge

/s/GARY S. GILLHEENEY     Senior Vice President, Chief   12-23-97
------------------------  Financial Officer, Treasurer   --------
Gary S. Gillheeney        and Assistant Secretary

/s/GILBERT R. BODELL, JR. Director                       12-23-97
------------------------                                 --------
Gilbert R. Bodell, Jr.

/s/JOHN H. HOWLAND        Director                       12-23-97
------------------------                                 --------
John H. Howland

/s/DOUGLAS H. JOHNSON     Director                       12-23-97
------------------------                                 --------
Douglas H. Johnson

/s/WILLIAM KREYKES        Director                       12-23-97
------------------------                                 --------
William Kreykes

/s/PAUL F. LEVY           Director                       12-23-97
------------------------                                 --------
Paul F. Levy

/s/ROMOLO A. MARSELLA     Director                       12-23-97
------------------------                                 --------
Romolo A. Marsella

/s/M. ANNE SZOSTAK        Director                       12-23-97
------------------------                                 --------
M. Anne Szostak

/s/KENNETH W. WASHBURN    Director                       12-23-97
------------------------                                 --------
Kenneth W. Washburn

/s/W. EDWARD WOOD         Director                       12-23-97
------------------------                                 --------
W. Edward Wood
