Form 10-Q/A
period 1997-12-31
PROVIDENCE ENERGY CORP
filed 1998-02-23
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the Transition period from ____________________ to _____________________

Commission file number         1-10032
                       ---------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Rhode Island                                   05-0389170
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
    or organization)                                  Identification No.)

             100 Weybosset Street, Providence, Rhode Island  02903
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-9191
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .
    ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 5,904,978 shares outstanding at
---------------------------------------------------------------
February 12, 1998.
------------------

                         PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

                               DECEMBER 31, 1997


As a result of a printer's error, the Form 10-Q filing of the Registrant for the quarter ended December 31, 1997, included only the financial information of the Registrant's principal subsidiary, The Providence Gas Company. The financial information contained in this Form 10-Q/A properly reflects the financial information and other information of the Registrant for the quarter ended December 31, 1997.

                                                                   PAGE
PART I:          FINANCIAL INFORMATION


Item 1           Financial Statements

                 Consolidated Statements of Income for the
                 three and twelve months ended
                 December 31, 1997 and 1996                        I-1

                 Consolidated Balance Sheets as of
                 December 31, 1997, December 31, 1996 and
                 September 30, 1997                                I-2

                 Consolidated Statements of Cash Flows for the
                 three months ended December 31, 1997 and 1996     I-3

                 Consolidated Statements of Capitalization as of
                 December 31, 1997, December 31, 1996 and
                 September 30, 1997                                I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     I-10

PART II:         OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K                  II-1

                 Signature                                         II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       --------------------------------
                       FOR THE PERIODS ENDED DECEMBER 31
                       --------------------------------
                                  (Unaudited)
                                  -----------


                                      THREE MONTHS         TWELVE MONTHS
                                  -------------------   -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
                                    (thousands, except per share amounts)
Energy revenues                   $ 67,942   $ 64,038   $224,324   $220,784
Cost of energy                      39,939     37,280    127,035    126,005
                                  --------   --------   --------   --------
 Operating Margin                   28,003     26,758     97,289     94,779
                                  --------   --------   --------   --------

Operating expenses:
 Operation and maintenance          12,057     11,374     49,451     48,675
 Depreciation and amortization       3,579      3,099     13,354     12,213
 Taxes -
  State gross earnings               1,780      1,776      6,049      6,228
  Local property and other           1,967      1,762      7,892      7,038
  Federal income                     2,249      2,392      4,465      4,650
                                  --------   --------   --------   --------
Total operating expenses            21,632     20,403     81,211     78,804
                                  --------   --------   --------   --------

Operating income                     6,371      6,355     16,078     15,975

Other, net                             175        (47)       220        259
                                  --------   --------   --------   --------

Income before interest expense       6,546      6,308     16,298     16,234
                                  --------   --------   --------   --------
Interest expense:
 Long-term debt                      1,490      1,520      6,012      6,096
 Other                                 597        391      1,992      1,465
 Interest capitalized                  (83)       (41)      (267)      (134)
                                  --------   --------   --------   --------
                                     2,004      1,870      7,737      7,427
                                  --------   --------   --------   --------

Income from continuing
 operations
 after interest expense              4,542      4,438      8,561      8,807

Preferred dividends of
 subsidiary                           (139)      (174)      (591)      (696)
                                  --------   --------   --------   --------

Net income                        $  4,403   $  4,264   $  7,970   $  8,111
                                  ========   ========   ========   ========

Earnings per common share         $    .75   $    .74   $   1.37   $   1.42
                                  ========   ========   ========   ========
Dividends paid per common share   $    .27   $    .27   $   1.08   $   1.08
                                  ========   ========   ========   ========
Weighted average common shares
 outstanding                       5,868.4    5,757.8    5,817.7    5,728.6
                                  ========   ========   ========   ========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)
                                  -----------
                                  (thousands)
                                  -----------


                                        December 31,    December 31,    September 30,
                                            1997            1996            1997
                                        --------------------------------------------
ASSETS
------
Gas plant, at original cost                $306,323      $285,047       $300,829
 Less - Accumulated depreciation and
  utility plant acquisition
   adjustments                              113,585       103,034        110,365
                                           --------      --------       --------
                                            192,738       182,013        190,464
                                           --------      --------       --------
Other property, net                           3,428         1,130          1,182
                                           --------      --------       --------

Current assets:
 Cash and temporary cash investments          4,690         3,054          1,063
 Accounts receivable, less allowance of
  $2,178 at 12/31/97, $3,138 at
  12/31/96 and $1,886 at 9/30/97             45,953        32,841         14,852
 Unbilled revenues                           10,978        10,469          2,683
 Deferred gas costs                               -        15,797          7,231
 Inventories, at average cost -
  Liquefied natural gas, propane,
   underground storage and oil                  446        14,896         18,217
  Materials and supplies                      1,321         1,198          1,287
 Prepaid and refundable taxes                 2,719         3,023          4,005
 Prepayments                                    738           805          1,039
                                           --------      --------       --------
                                             66,845        82,083         50,377
                                           --------      --------       --------
Deferred charges and other assets            14,995        14,162         13,487
                                           --------      --------       --------
Total assets                               $278,006      $279,388       $255,510
                                           ========      ========       ========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)              $168,919      $164,413       $164,433
                                           --------      --------       --------

Current liabilities:
 Notes payable                               38,170        40,965         23,675
 Current portion of long-term debt            3,724         2,029          3,707
 Accounts payable                            18,359        25,397         16,755
 Accrued taxes                                5,096         4,848          2,506
 Accrued vacation                             1,620         1,687          1,715
 Customer deposits                            3,441         3,957          3,461
 Other                                        4,775         4,379          5,531
                                           --------      --------       --------
                                             75,185        83,262         57,350
                                           --------      --------       --------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                               21,733        20,939         21,495
 Unamortized investment tax credits           2,334         2,493          2,375
 Other                                        9,835         8,281          9,857
                                           --------      --------       --------
                                             33,902        31,713         33,727
                                           --------      --------       --------
Commitments and contingencies                     -             -              -

Total capitalization and liabilities       $278,006      $279,388       $255,510
                                           ========      ========       ========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE THREE MONTHS ENDED DECEMBER 31
                    --------------------------------------


                                                         (Unaudited)
                                                         -----------
                                                        1997       1996
                                                     --------------------
                                                          (thousands)
Cash provided by (used for) Operating Activities:
    Income after interest expense                    $  4,542   $  4,438
    Items not requiring cash:
        Depreciation and amortization-
          plant and other property                      3,600      3,125
        Changes as a result of regulatory actions       1,500          -
        Deferred Federal income taxes                     237        226
        Amortization of investment tax credits            (41)       (40)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                         (10,239)   (18,176)
          Unbilled revenues                            (8,295)    (8,112)
          Deferred gas costs                              231     (2,525)
          Inventories                                     157      1,188
          Prepaid and refundable taxes                  1,347      1,053
          Prepayments                                     304        735
          Accounts payable                              5,573      8,025
          Accrued taxes                                 2,594      2,868
          Accrued vacation, customer deposits
            and other                                    (894)      (996)
          Deferred charges and other                     (287)       791
                                                     --------   --------
    Net cash provided by (used for)
          operations                                      329     (7,400)
                                                     --------   --------
Investing Activities:
    Expenditures for property, plant
      and equipment, net                               (5,861)    (5,596)
    Expenditures for business acquisitions,
      net of cash acquired                               (982)         -
                                                     --------   --------
    Net cash used in investing activities              (6,843)    (5,596)
                                                     --------   --------
Financing Activities:
    Payments on long-term debt                         (1,948)    (1,697)
    Increase in notes payable, net                     13,436     17,695
    Cash dividends on preferred shares                   (139)      (174)
    Cash dividends on common shares                    (1,208)    (1,198)
                                                     --------   --------
    Net cash provided by financing activities          10,141     14,626
                                                     --------   --------
Increase in cash and cash equivalents                   3,627      1,630
Cash and temporary cash investments at beginning
  of period                                             1,063      1,424
                                                     --------   --------
Cash and temporary cash investments at end           $  4,690   $  3,054
  of period                                          ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during period for-
    Interest (net of amount capitalized)             $  1,763   $  1,757
    Income taxes (net of refunds)                    $      -   $     13

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (Unaudited)
                                  -----------
                                  (Thousands)
                                  -----------


                                             December 31,  December 31,   September 30,
                                                 1997           1996           1997
                                             ------------------------------------------
Common stockholders' investment:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,905 at 12/31/97,
                  5,768 at 12/31/96
                  and 5,832 at
                  9/30/97                    $  5,905      $  5,768       $  5,832
  Amount paid in excess of par                 57,896        55,768         56,827
  Retained earnings                            25,831        24,125         23,002
                                             --------      --------       --------
Total common equity                            89,632        85,661         85,661
                                             --------      --------       --------

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 64 shares as of
      12/31/97 and 9/30/97 and 80
      shares as of 12/31/96                     6,400         8,000          6,400
                                             --------      --------       --------

Long-term debt:

  First Mortgage Bonds                         69,600        71,200         71,200
  Other long-term debt                          5,451             -          3,207
  Capital Leases                                1,560         1,581          1,672
                                             --------      --------       --------

Total long-term debt                           76,611        72,781         76,079

Less current portion                            3,724         2,029          3,707
                                             --------      --------       --------

Long-term debt, net                            72,887        70,752         72,372
                                             --------      --------       --------

Total capitalization                         $168,919      $164,413       $164,433
                                             ========      ========       ========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



Accounting Policies
-------------------

  It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1997 filed on Form 10-K are adequate to make the information presented not misleading.

Rates and Regulation
--------------------

  The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement, (the Plan or Energize R.I.) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize R.I. provides customers with an initial price decrease of approximately four percent and a three-year price freeze. In connection with the price decrease, the Registrant will write-off and not recover $1.5 million of previously deferred gas costs. Under Energize R.I., the Gas Charge Clause (GCC) will be suspended for the entire three-year term of the Plan. Any excess or deficiency between amounts billed and actual incurred gas costs will be retained or borne by the Registrant. Energize R.I. also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize R.I. are estimated to total approximately $26 million over its three-year term. In addition, the Registrant is required to fund the Demand Side Management Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. Energize R.I. also calls for the Registrant to fund the Low Income Assistance Program at an annual level of $1.0 million. Finally, Energize R.I. continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm system throughput.

  As part of Energize R.I., the Registrant will amortize over a ten year period approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. All environmental costs incurred during the term of Energize R.I. will also be amortized over a ten year period.

  Under Energize R.I. the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a 7 percent return on average common equity under the Plan. In the event that the Registrant earns in excess of 10.9 percent or less than 7 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties and approved by the RIPUC.

  The Intergated Resource Plan (IRP) will be terminated as a result of Energize R.I. In addition to the funding for the demand side management program and low income weatherization and assistance programs, the IRP provided for a performance-based ratemaking mechanism. The Registrant was able to record its annual share of the performance-based ratemaking mechanism in both 1997 and 1996, which resulted in a $1.5 million increase to operating margin in each of those years. As part of the performance-based ratemaking mechanism, the Registrant was allowed a credit of approximately $3.0 million in non-firm margin, subject to the Registrant's ability to generate sufficient gas cost savings for customers. In both fiscal 1997 and 1996, the Registrant achieved enough savings to earn $3.0 million in non-firm margin in each of those years. As a result of Energize R.I., the Registrant will only retain the actual margin earned from non-firm customers.

Gas Supply
----------

  The Registrant has entered into a full requirements contract with Duke Energy Trading and Marketing, LLC (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM will provide all gas supplies required by the Registrant, while the Registrant is committed to purchase all supplies exclusively from DETM. Supplies required by the Registrant's firm sales customers will be purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, will take responsibility for the Registrant's pipeline capacity resources not previously released, all storage contracts and all LNG capacity. Under the contract, DETM has purchased all working gas in storage including both LNG and contract storage as of October 1, 1997. Gas inventories purchased were valued at approximately $18 million, of which $9 million has been collected from DETM. The remaining $9 million is included in the accounts receivable balance in the accompanying consolidated balance sheet. All supply resources assigned to DETM will revert back to the Registrant on October 1, 2000. The contract was entered into following a competitive bidding process.

  As well as providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover the Registrant's non-firm sales customer's needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to the Registrant's transportation service customers including enhanced balancing, standby and the storage and peaking services available under the Registrant's recently approved FT-2 storage service effective December 1, 1997. DETM will receive the supply related revenues from these services in exchange for providing the supply management inherent in these services.

  Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent the Registrant makes such changes the Registrant must keep DETM whole for the value lost over the remainder of the contract period. The contract relieves the Registrant of the need to perform certain upstream supply management functions which will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

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

  At December 31, 1997, the Registrant was aware of four sites at which future costs may be incurred.

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

  During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1997, approximately $1.9 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At December 31, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at December 31, 1997, for anticipated future remediation costs at this site.

  Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $50,000 and $100,000. Accordingly, the Registrant has accrued $50,000 at December 31, 1997 for anticipated future remediation costs.

  In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.4 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at December 31, 1997.

  Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation", which is effective
                                   --------------------
October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs.

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

Joint Venture
-------------

  In January 1997, the Registrant agreed to form a new limited liability company, Providence-Southern, LLC (the Joint Venture), together with an affiliate of Southern Company (Southern). The Joint Venture will market retail electricity, gas and energy services in New England. The Joint Venture will be owned 60% by Southern and 40% by the Registrant. The Joint Venture will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers are given more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern, including energy consulting and energy use analysis, home and business energy services, and unified billing. The business operations of Providence Energy Services, Inc., a subsidiary of the Registrant, will be contributed to the Joint Venture, which will be headquartered in Providence, Rhode Island. The capital contributions to the Joint Venture from each party will be determined over the next several months.

Acquisitions
------------

  In November 1997, the Registrant acquired all of the outstanding capital stock of the Super Service Companies. These companies provide a full service distribution of oil products, selling fuel oil, diesel, gasoline and lubricants. Also, in November 1997, the Registrant acquired all of the assets of the Mohawk Companies. Mohawk Oil Company is a full service oil company. In addition to its oil business, Mohawk installs and services air conditioning and heating equipment through its affiliate, Mohawk Environmental Technologies. The amounts related to the purchases of these companies are not material to the financial position of the Registrant. These acquisitions have been accounted for as purchases and, accordingly, operating results of these businesses subsequent to the date of acquisition have been consolidated in the financial statements of the Registrant. Pro forma results of operations, which include the operating results of these acquisitions, are not materially different than the operating results presented.

  These acquisitions are part of the Registrant's vision to be the "First Choice" energy provider and will offer a valuable entry into the heating-oil business segment.

New Accounting Pronouncements
-----------------------------

  In October 1997, the Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic earnings per share and diluted earnings per share are the same for all periods presented. Earnings per share for the prior periods presented have been unchanged when calculated under SFAS No. 128.

  Effective October 1, 1997, the Registrant adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements.
The Registrant has recorded environmental remediation liabilities of approximately $1.7 million at December 31, 1997. SOP 96-1 did not have an impact on the Registrant's financial position or results of operations upon adoption. Also see "Environmental Matters".
                     ---------------------

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. These statements require additional disclosure only and will not affect the financial position or results of operations of the Registrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

  Providence Energy Corporation (the Registrant) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this quarterly report, which constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

  All statements other than statements of historical facts included in this quarterly report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to: general economic, financial and business conditions; changes in, or the failure to comply with, government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant to acquire and implement computer software that will be Year 2000 compliant; unanticipated environmental liabilities; ability of the Registrant to form alliances and establish joint ventures outside of the traditional utility business and the success of any alliances or joint ventures; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

  The Registrant's operating revenues, operating margin and net income for the three and twelve months ended December 31, 1997 and for comparable periods ended December 31, 1996 are as follows:

(thousands where applicable)


                                Three Months       Twelve Months
                              Ended December 31  Ended December 31

                                 1997     1996     1997      1996
                               -------  -------  --------  --------
Operating revenues             $67,942  $64,038  $224,324  $220,784
                               =======  =======  ========  ========

Operating margin               $28,003  $26,758  $ 97,289  $ 94,779
                               =======  =======  ========  ========

Net income                     $ 4,403  $ 4,264  $  7,970  $  8,111
                               =======  =======  ========  ========

Operating Revenues and Operating Margin
---------------------------------------

During the latest quarter, the Registrant experienced weather that was 6.4 percent colder than the same quarter last year. This increase in colder weather resulted in increased margin of approximately $800,000. Additionally, Energize R.I., which became effective October 1, 1997, provided additional net margin of approximately $600,000 during the current quarter. The additional net margin which resulted from freezing the GCC mechanism used previously to adjust for the over or underrecovery of gas costs was approximately $2.8 million. This $2.8 million of margin was offset by the write-off of $1.5 million of previously deferred gas costs, funding of the IRP programs of approximately $400,000 and a deferred revenue adjustment of approximately $300,000. The above margin increases were offset by a decrease in non-firm margin of approximately $400,000.

Operating and Maintenance Expenses
----------------------------------

Overall, operating and maintenance expenses increased approximately $700,000 or
6.0 percent from the same quarter last year and approximately $800,000 or 1.6 percent for the twelve months ended December 31, 1997 when compared to the same twelve month period last year. The increase is primarily attributable to the Registrant's acquisition of two oil companies during the current quarter. Additionally, the increase is attributable to higher uncollectible revenues resulting from a decrease in collections as well as an increase in employee benefit expense due to a rise in health insurance premiums.

Depreciation and Amortization Expenses
--------------------------------------

Depreciation and amortization expense increased approximately $500,000 or 15.5 percent compared to the same quarter last year and approximately $1.1 million or
9.3 percent for the twelve months ended December 31, 1997 versus the same period last year. This increase is the result of capital spending during the past year and the amortization of previously deferred environmental costs. Effective October 1, 1997, the Registrant began amortizing environmental costs over a ten-year period in accordance with Energize, R.I.

Taxes
-----

Taxes for the current quarter versus last year increased approximately $100,000 or 1.1 percent and increased approximately $500,000 or 2.7 percent for the current twelve month period versus last year. The increase in taxes, mainly local property and other, was the result of capital spending during the last twelve months. This increase was offset by a slight decrease in federal income tax expense as a result of slightly lower pretax earnings.

Other, net
----------

Other, net increased approximately $222,000 in the current quarter versus the same quarter during the prior year. The increase is primarily the result of fees earned by the Registrant for providing energy management services to Salve Regina University during the quarter ended December 31, 1997.

Interest Expense
----------------

Interest expense increased approximately $100,000 or 7.2 percent during the latest quarter compared to the same quarter last year and approximately $300,000 or 4.2 percent during the latest twelve months compared to the same twelve months last year. During the prior year, interest expense was offset by accrued interest on the underrecovery of gas costs that was due from ratepayers. Effective October 1, 1997, the Registrant froze the GCC mechanism in connection with Energize R.I. During the three-year term of the Plan, the Registrant will no longer accrue interest on the over or under collection of gas costs from ratepayers.

Future Outlook
--------------

A) Regulatory

Under Energize R.I. the Providence Gas Company (ProvGas), a wholly-owned subsidiary of the Registrant, may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, the

Registrant will defer revenues or costs through a deferred revenue account. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be approved by the RIPUC.

In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers. The Agreement went into effect in June 1996. The initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called "Business Choice", to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. At December 31, 1997, the Registrant had approximately 1,000 firm transportation customers.

In 1998, North Attleboro Gas Company, a small distribution company with over 3,500 customers located in Massachusetts that is owned and operated by the Registrant, expects to file plans with the Massachusetts Department of Public Utilities for a comprehensive unbundling of rates in collaboration with other local distribution companies. Additionally, the Registrant is evaluating whether or not to file plans for a base rate increase for this company.

B) Business Opportunities

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

In November 1997, as part of the Registrant's strategic plan to strengthen its position in the energy industry, the Registrant purchased two Rhode Island - based oil distribution companies, which together serve over 4,000 customers. These acquisitions continue the Registrant's transition to a diversified energy marketer.

Additionally, in January 1997, the Registrant agreed to form a new limited liability company, Providence - Southern, LLC together with an affiliate of the Southern Company (Southern), the largest producer of electricity in the United States. The LLC was formed to market electricity, gas and energy services throughout New England and will be owned 60 percent by Southern and 40% by the Registrant. As part of the joint venture described above, the operations of Providence Energy Services, Inc. (PES), a wholly-owned subsidiary of the Registrant, will be contributed to the venture. PES was incorporated in August 1996 to market natural gas and energy services.

Liquidity and Capital Resources
-------------------------------

The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's cash flow from changes in accounts receivable and unbilled revenue decreased approximately $18.5 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cash flow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

Capital expenditures for the latest quarter of $5.9 million were fairly stable when compared to the $5.6 million last year. As a result of Energize R.I., the Registrant is committed to making significant capital improvements to its distribution system during the Plan's three-year term. These improvements will expand the distribution system into economically developing areas of Rhode Island as well as accelerate the replacement of mains and services. Capital expenditures for the remainder of the fiscal year are expected to be approximately $23.7 million. Anticipated capital expenditures during the next three years are expected to total approximately $74 million.

During the current year, the Registrant intends to make a debt offering of $15 million to finance its capital expenditures.

During the next two years, the Registrant plans to upgrade significant portions of its computer software in connection with its decision to move towards a client server environment. The replacement of the software will provide the additional functionality necessary as the Registrant's business environment continues to change. The new software will also be Year 2000 compliant. The Registrant is continuing to assess its remaining computer applications for Year 2000 compliance and is currently unable to assess what impact future modifications, if any, will have on the Registrant's results of operations.

         PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
         ----------------------------------------------



PART II. OTHER INFORMATION
-------  -----------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES


 It is the opinion of management that the financial information contained in this report reflects all adjustments necessary for a fair statement of results for the periods reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's operations. All accounting policies and practices have been applied in a manner consistent with prior periods.



                                   SIGNATURE
                                   ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  Providence Energy Corporation
                  (Registrant)



                  BY: /s/ Gary S. Gillheeney
                     -----------------------
                          GARY S. GILLHEENEY
                          Senior Vice President,
                          Chief Financial Officer,
                          Treasurer and Assistant
                          Secretary


       Dated:  February 13, 1998
               -----------------