Form 10-Q
period 1998-03-31
PROVIDENCE ENERGY CORP
filed 1998-05-15
CIK 319651

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                               -------------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition period from            to
                              -----------   -----------
Commission file number            1-10032
                      ----------------------------------

                         PROVIDENCE ENERGY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

 Rhode Island                                                    05-0389170
-----------------------------------------------------------  ------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
  or organization)                                           Identification No.)

             100 Weybosset Street, Providence, Rhode Island  02903
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-9191
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Common stock, $1.00 par value, 5,925,754 shares outstanding at May 13, 1998
  ---------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                                MARCH 31, 1998

PART I:   FINANCIAL INFORMATION                            PAGE

Item 1    Financial Statements

          Consolidated Statements of Income for the
          three, six and twelve months ended
          March 31, 1998 and 1997                           I-1

          Consolidated Balance Sheets as of
          March 31, 1998, March 31, 1997 and
          September 30, 1997                                I-2

          Consolidated Statements of Cash Flows for the
          six months ended March 31, 1998 and 1997          I-3

          Consolidated Statements of Capitalization as of
          March 31, 1998, March 31, 1997 and
          September 30, 1997                                I-4

          Notes to Consolidated Financial Statements        I-5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations    I-10

PART II:  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of
          Security Holders                                 II-1

Item 6    Exhibits and Reports on Form 8-K                 II-1

          Signature                                        II-2

PART I  FINANCIAL INFORMATION
------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------
          PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
          ----------------------------------------------
                CONSOLIDATED STATEMENTS OF INCOME
                ---------------------------------
                  FOR THE PERIODS ENDED MARCH 31
                  ------------------------------
                                  (Unaudited)
                                   ---------

                                   THREE MONTHS            SIX MONTHS           TWELVE MONTHS
                                   ------------            ----------           -------------
                                   1998       1997       1998       1997       1998       1997
                                 --------   --------   --------   --------   --------   --------
                                               (thousands, except per share amounts)
Energy revenues                  $ 87,796   $ 79,946   $155,738   $143,984   $232,174   $219,623
Cost of energy                     49,123     46,938     89,062     84,218    129,220    125,925
                                 --------   --------   --------   --------   --------   --------
 Operating margin                  38,673     33,008     66,676     59,766    102,954     93,698
                                 --------   --------   --------   --------   --------   --------
Operating expenses:
 Operation and
   maintenance                     13,746     12,930     25,803     24,304     50,267     48,295
 Depreciation and
  amortization                      3,790      3,297      7,369      6,396     13,847     12,627
 Taxes -
   State gross earnings             2,221      2,308      4,001      4,084      5,962      6,241
   Local property and other         2,305      2,103      4,272      3,865      8,094      7,378
   Federal income                   5,052      3,588      7,301      5,980      5,929      4,179
                                 --------   --------   --------   --------   --------   --------
Total operating expenses           27,114     24,226     48,746     44,629     84,099     78,720
                                 --------   --------   --------   --------   --------   --------
Operating income                   11,559      8,782     17,930     15,137     18,855     14,978

Other, net                            168        108        343         61        280        219
                                 --------   --------   --------   --------   --------   --------
Income before
 interest expense                  11,727      8,890     18,273     15,198     19,135     15,197
                                 --------   --------   --------   --------   --------   --------
Interest expense:
 Long-term debt                     1,482      1,512      2,972      3,032      5,982      6,084
 Other                                644        525      1,241        916      2,111      1,520
 Interest capitalized                 (73)       (58)      (156)       (99)      (282)      (163)
                                 --------   --------   --------   --------   --------   --------
                                    2,053      1,979      4,057      3,849      7,811      7,441
                                 --------   --------   --------   --------   --------   --------
Income from continuing
 operations after
   interest expense                 9,674      6,911     14,216     11,349     11,324      7,756

Preferred dividends of
 subsidiary                          (139)      (174)      (278)      (348)      (556)      (696)
                                 --------   --------   --------   --------   --------   --------

Net income                       $  9,535   $  6,737   $ 13,938   $ 11,001   $ 10,768   $  7,060
                                 ========   ========   ========   ========   ========   ========
Dividends paid per common
 share                           $    .27   $    .27   $    .54   $    .54   $   1.08   $   1.08
                                 ========   ========   ========   ========   ========   ========

Per share information:
 Net income per common
   share - basic                 $   1.61   $   1.17   $   2.37   $   1.91   $   1.84   $   1.23
                                 ========   ========   ========   ========   ========   ========
 Net income per common
   share - diluted               $   1.61   $   1.16   $   2.36   $   1.91   $   1.84   $   1.23
                                 ========   ========   ========   ========   ========   ========
Weighted average number of
 shares oustanding:
   Basic                          5,915.3    5,779.2    5,891.9    5,768.5    5,851.8    5,748.4
                                 ========   ========   ========   ========   ========   ========

   Diluted                        5,928.5    5,783.8    5,902.1    5,772.4    5,859.2    5,751.8
                                 ========   ========   ========   ========   ========   ========


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                  (thousands)

                                                 (Unaudited)
                                            March 31,      March 31,      September 30,
                                              1998           1997              1997
                                            -------------------------------------------
ASSETS
------
Gas plant, at original cost                 $311,090       $288,658        $300,829
 Less - Accumulated depreciation and
    utility plant acquisition
     adjustments                             116,655        105,337         110,365
                                            --------       --------        --------
                                             194,435        183,321         190,464
                                            --------       --------        --------
Other property, net                            3,380          1,120           1,182
                                            --------       --------        --------
Current assets:
 Cash and temporary cash investments           3,390          2,432           1,063
 Accounts receivable, less allowance of
  $3,142 at 3/31/98, $4,473 at 3/31/97
  and $1,886 at 9/30/97                       45,636         48,467          14,852
 Unbilled revenues                             6,323          8,241           2,683
 Deferred gas costs                                -          4,218           7,231
 Inventories, at average cost -
  Liquefied natural gas, propane and
   underground storage, and oil                  599          7,664          18,217
  Materials and supplies                       1,202          1,200           1,287
 Prepaid and refundable taxes                  2,818          3,119           4,005
 Prepayments                                     795            548           1,039
                                            --------       --------        --------
                                              60,763         75,889          50,377
                                            --------       --------        --------
Deferred charges and other assets             15,885         13,574          13,487
                                            --------       --------        --------
  Total assets                              $274,463       $273,904        $255,510
                                            ========       ========        ========
CAPITALIZATION AND LIABILITIES
-----------------------------------------

Capitalization                              $175,275       $169,889        $164,433
                                            --------       --------        --------
(See accompanying statement)
Current liabilities:
 Notes payable                                21,684         33,635          23,675
 Current portion of long-term debt             3,825          2,420           3,707
 Accounts payable                             21,050         18,548          16,755
 Accrued taxes                                 8,558          7,379           2,506
 Accrued vacation                              1,843          1,942           1,715
 Customer deposits                             3,269          3,658           3,461
 Other                                         4,888          4,195           5,531
                                            --------       --------        --------
                                              65,117         71,777          57,350
                                            --------       --------        --------
Deferred credits and reserves:
 Accumulated deferred Federal income
  taxes                                       21,969         21,149          21,495
 Unamortized investment tax credits            2,295          2,454           2,375
 Other                                         9,807          8,635           9,857
                                            --------       --------        --------
                                              34,071         32,238          33,727
                                            --------       --------        --------
Commitments and contingencies                      -              -               -

  Total capitalization and liabilities      $274,463       $273,904        $255,510
                                            ========       ========        ========


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE SIX MONTHS ENDED MARCH 31
                       ---------------------------------
                                  (Unaudited)
                                   ---------

                                                      1998         1997
                                                    ---------------------
                                                         (thousands)
Cash provided by (used for)
Operating Activities:
--------------------
  Income after interest expense                      $ 14,216     $ 11,349
  Items not requiring cash -
   Depreciation and amortization -
    plant and other property                            7,287        6,381
   Changes as a result of regulatory actions            1,500            -
   Deferred Federal income taxes                          473          420
   Amortization of investment tax credit                  (80)         (79)
  Changes in assets and liabilities which
   provided (used) cash:
    Accounts receivable                                (9,985)     (33,802)
    Unbilled revenues                                  (3,640)      (5,884)
    Deferred gas costs                                     80        9,054
    Inventories                                           119        8,418
    Prepaid and refundable taxes                        1,248          973
    Prepayments                                           258          992
    Accounts payable                                    8,230        1,176
    Accrued taxes                                       6,046        5,399
    Accrued vacation, customer deposits
     and other                                           (716)      (1,262)
    Deferred charges and other                            241        1,245
                                                     --------    ---------
    Net cash provided by operations                    25,277        4,380
                                                     --------    ---------

Investment Activities:
------------------------------------------------------
  Expenditures for property, plant
   and equipment, net                                 (11,088)      (8,985)
  Expenditures for business acquisitions,
   net of cash acquired                                (2,469)           -
                                                     --------     --------
  Net cash used in investing activities               (13,557)      (8,985)
                                                     --------     --------

Financing Activities:
------------------------------------------------------
  Proceeds from other long-term debt                        -        1,345
  Issuance of common stock                                  -           44
  Redemption of preferred stock                        (1,600)      (1,600)
  Payments on long-term debt                           (2,220)      (1,798)
  Increase(decrease) in notes payable, net             (2,853)      10,365
  Cash dividends on common stock                       (2,442)      (2,395)
  Cash dividends on preferred stock                      (278)        (348)
                                                     --------     --------
  Net cash provided (used) by financing
   activities                                          (9,393)       5,613
                                                     --------     --------
Increase in cash and temporary
  cash investments                                      2,327        1,008
Cash and cash equivalents at beginning
 of period                                              1,063        1,424
                                                     --------     --------
Cash and cash equivalents at end of period           $  3,390     $  2,432
                                                     ========     ========
Supplemental disclosure of cash-flow information:
 Cash paid year to-date for-
  Interest (net of amount capitalized)               $  3,992     $  3,771
  Income taxes (net of refunds)                      $  1,426     $  1,076
 Schedule of noncash investing and financing
  activities:
   Capital lease obligation for equipment            $      -     $    232
   Other long-term debt for equipment                $      -     $    495


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                   ---------

                                               (Unaudited)
                                          March 31,  March 31,  September 30,
                                            1998       1997         1997
                                          -----------------------------------
Common stock equity:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 5,926 at 3/31/98
                  5,791 at 3/31/97
                  5,832 at 9/30/97           $  5,926  $  5,791  $  5,832
  Amount paid in excess of par                 58,273    56,062    56,827
  Retained earnings                            33,771    29,304    23,002
                                             --------  --------  --------
Total common stock equity                      97,970    91,157    85,661
                                             --------  --------  --------

Cumulative preferred stock of subsidiary:

  Providence Gas Company -
  Redeemable 8.7% Series, $100 par
  Authorized - 80 shares
  Outstanding - 48 shares at 3/31/98 and
    64 shares as of 3/31/97 and 9/30/97         4,800     6,400     6,400
                                             --------  --------  --------

Long-term debt:

  First mortgage bonds                         69,600    71,200    71,200
  Other long-term debt                          5,297     1,840     3,207
  Capital leases                                1,433     1,712     1,672
                                             --------  --------  --------

Total long-term debt                           76,330    74,752    76,079

Less current portion                            3,825     2,420     3,707
                                             --------  --------  --------

Long-term debt, net                            72,505    72,332    72,372
                                             --------  --------  --------

Total capitalization                         $175,275  $169,889  $164,433
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

Rates and Regulation
--------------------

    The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement, (the Plan or Energize RI) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides customers with an initial price decrease of approximately four percent and a three-year price freeze. In connection with the price decrease, the Registrant will write-off and not recover $1.5 million of previously deferred gas costs. Under Energize RI, the Gas Charge Clause (GCC) will be suspended for the entire three-year term of the Plan. Any excess or deficiency between amounts billed and actual gas costs incurred will be retained or borne by the Registrant. Energize RI also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize RI are estimated to total approximately $26 million over its three-year term. In addition, the Registrant is required to fund the Demand Side Management Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. Energize RI also calls for the Registrant to fund the Low Income Assistance Program at an annual level of $1.0 million. Finally, Energize RI continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm system throughput.

    As part of Energize RI, the Registrant will amortize over a ten year period approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. All environmental costs incurred during the term of Energize RI will also be amortized over a ten year period.

    Under Energize RI the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a 7 percent return on average common equity under the Plan. In the event that the Registrant earns in excess of 10.9 percent or less than 7 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties and approved by the RIPUC.

    The Intergated Resource Plan (IRP) will be terminated as a result of Energize RI. In addition to the funding for the demand side management program and low income weatherization and assistance programs, the IRP provided for a performance-based ratemaking mechanism. The Registrant was able to record its annual share of the performance-based ratemaking mechanism in both 1997 and 1996, which resulted in a $1.5 million increase to operating margin in each of those years. As part of the performance-based ratemaking mechanism, the Registrant was allowed to record approximately $3.0 million in non-firm margin, subject to the Registrant's ability to generate sufficient gas cost savings for customers. In both fiscal 1997 and 1996, the Registrant achieved enough savings to earn $3.0 million in non-firm margin in each of those years. As a result of Energize RI, the Registrant will only retain the actual margin earned from non-firm customers.

Gas Supply
----------

    The Registrant has entered into a full requirements contract with Duke Energy Trading and Marketing, LLC (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM will provide all gas supplies required by the Registrant, while the Registrant is committed to purchase all supplies exclusively from DETM. Supplies required by the Registrant's firm sales customers will be purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, will take responsibility for the Registrant's pipeline capacity resources not previously released, all storage contracts and all LNG capacity. Under the contract, DETM has purchased all working gas in storage including both LNG and contract storage as of October 1, 1997. Gas inventories purchased were valued at approximately $18 million. All supply resources assigned to DETM will revert back to the Registrant on October 1, 2000. The contract was entered into following a competitive bidding process.

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

    At March 31, 1998, the Registrant was aware of four sites at which future costs may be incurred.

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

    During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of March 31, 1998, approximately $1.9 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required for two-thirds of the property. The remediation will begin in May of 1998 and will continue for a duration of three to six months. During the remediation process the remaining one-third of the property will also be investigated and remediated if necessary. At March 31, 1998, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at March 31, 1998, for anticipated future remediation costs at this site.

    Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost $50,000. Accordingly, the Registrant has accrued $50,000 at March 31, 1998 for anticipated future remediation costs.

    In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.1 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at March 31, 1998.

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

Joint Venture
-------------

    In January 1997, the Registrant agreed to form a new limited liability company, Providence-Southern, LLC (the Joint Venture), together with an affiliate of Southern Company (Southern). The Joint Venture will market retail electricity, gas and energy services in New England. The Joint Venture will be owned 60% by Southern and 40% by the Registrant. The Joint Venture will focus on tailoring its services to the individual needs of the residential, commercial, and industrial customers as consumers are given more choices in a competitive energy market. In addition to meeting the electricity and gas commodity needs of customers, the Joint Venture will also serve as a marketing platform for other areas of expertise of the Registrant and Southern, including energy consulting and energy use analysis, home and business energy services, and unified billing. The business operations of Providence Energy Services, Inc., a subsidiary of the Registrant, will be contributed to the Joint Venture, which will be headquartered in Providence, Rhode Island. The subsidization of the Standard Offer rate by electric utilities in Rhode Island and Massachusetts has resulted in a delay in the opening of the retail electricity market. As such, the parties are assessing how best to move forward.

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

    These acquisitions are part of the Registrant's vision to be the "First Choice" energy provider. The Registrant believes these acquisitions offer a valuable entry into the heating-oil business segment.

    The Registrant continues to assess the energy market for potential acquisitions to fulfill this vision.

New Accounting Pronouncements
-----------------------------

    In October 1997 the Registrant adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic earnings per share replaces primary earnings per share and the dilutive effect of stock options are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share and include the dilutive effect of stock options and warrants, using the treasury stock method. All prior period earnings per share data have been restated to conform to the requirements of SFAS No. 128.

    A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the periods presented is as follows:

                                         Three Months          Six Months             Twelve Months
                                    1998        1997        1998        1997         1998       1997
                                  --------    -------     --------    --------     --------   --------
Weighted average
shares (basic)                     5,915.3     5,779.2     5,891.9     5,768.5      5,851.8    5,748.4

Effect of dilutive stock
options                               13.2         4.6        10.2         3.9          7.4        3.4
                                  --------    -------     --------    --------     --------   --------
Weighted average
shares (diluted)                   5,928.5     5,783.8     5,902.1     5,772.4      5,859.2    5,751.8
                                  ========    =======     ========    ========     ========   ========

    The net income used in the calculation for basic and diluted earnings per share calculations agrees with the net income appearing in the financial statements.

    Effective October 1, 1997, the Registrant adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Registrant has recorded environmental remediation liabilities of approximately $1.7 million at March 31, 1998. SOP 96-1 did not have an impact on the Registrant's financial position or results of operations upon adoption. Also see "Environmental Matters".
     ---------------------

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

RESULTS OF OPERATIONS

    The Registrant's energy revenues, operating margin and net income for the three, six and twelve months ended March 31, 1998 and for comparable periods ended March 31, 1997 are as follows:

(thousands where applicable)

                              Three Months        Six Months        Twelve Months
                             Ended March 31     Ended March 31      Ended March 31
                             1998     1997      1998      1997      1998      1997
                            -------  -------  --------  --------  --------  --------

Energy revenues             $87,796  $79,946  $155,738  $143,984  $232,174  $219,623
                            =======  =======  ========  ========  ========  ========

Operating margin            $38,673  $33,008  $ 66,676  $ 59,766  $102,954  $ 93,698
                            =======  =======  ========  ========  ========  ========

Net income                  $ 9,535  $ 6,737  $ 13,938  $ 11,001  $ 10,768  $  7,060
                            =======  =======  ========  ========  ========  ========

Operating Margin
----------------

    During the latest quarter, the Registrant experienced weather that was 11.0 percent warmer than the same quarter last year. The warmer temperatures resulted in decreased margin of approximately $3.6 million compared to the same quarter last year. Offsetting the warmer than normal weather is $5.5 million of margin generated by Energize RI, which became effective October

1, 1997. This additional margin resulted from freezing the GCC mechanism used previously to adjust for the over or underrecovery of gas costs was approximately $5.9 million and was offset by the funding of the IRP programs of approximately $400,000. Also offsetting the warmer than normal weather is the impact Energize RI has as a result of no longer recording revenues using seasonal embedded gas cost factors. When compared to the same quarter last year when seasonal gas cost factors were being used, operating margin has increased approximately $2.7 million. The effect of this increase, however, will reverse in subsequent quarters and will have no impact on annual earnings.

    The Registrant's acquisition of two oil distribution companies in November 1997 also resulted in additional margin of approximately $1.3 million for the current quarter compared to the same period last year.

    During the current year, weather has been 3.7 percent warmer than the same period last year. The warmer temperatures resulted in decreased margin of approximately $2.9 million compared to last year. Offsetting the warmer than normal weather is $6.3 million of margin generated by Energize RI. The additional margin which resulted from freezing the GCC mechanism used previously to adjust for the over or underrecovery of gas costs was approximately $8.7 million and was offset by the write-off of $1.5 million of previously deferred gas costs and funding of the IRP programs of approximately $900,000. When compared to the same period last year when seasonal gas cost factors were being used, operating margin has increased approximately $3.1 million. The effect of this increase, however, will reverse in subsequent quarters and will have no impact on annual earnings.

    Additionally, non-firm margin decreased $1.0 million during the first half of fiscal year 1998 when compared with the first half of fiscal 1997. Prior to Energize RI, the Registrant was allowed to record approximately $3.0 million in non-firm margin under the terms of the Integrated Resource Plan, subject to the Registrant's ability to generate sufficient gas cost savings for customers. As a result of Energize RI, the Registrant retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternate fuels, the Registrant experienced a decrease in non-firm sales and transportation margin. This decrease is expected to continue during the remainder of the fiscal year.

    The Registrant's acquisition of two oil distribution companies in November 1997 also resulted in additional margin of approximately $1.8 million for the current six month period when compared to the same period last year.

  The increase in operating margin for the twelve month periods presented is primarily due to the reasons stated above.

Operating and Maintenance Expenses
----------------------------------

    Overall, operating and maintenance expenses increased approximately $800,000 or 6.3 percent for the three months ended March 31, 1998, approximately $1.5 million or 6.2 percent for the six months ended March 31, 1998 and approximately $2.0 million or 4.1 percent for the twelve months ended March 31, 1998, versus the same periods last year. The increases are primarily attributable to the Registrant's acquisition of two oil companies during the current year.

Depreciation and Amortization Expenses
--------------------------------------

    Depreciation and amortization expense increased approximately $500,000 or
15.0 percent for the three months ended March 31, 1998, approximately $1.0 million or 15.2 percent for the six months ended March 31, 1998 and approximately $1.2 million or 9.7 percent for the twelve months ended March

31, 1998, versus the same periods last year. This increase is the result of capital spending and the amortization of previously deferred environmental costs. Effective October 1, 1997 the Registrant began amortizing environmental costs over a ten-year period in accordance with Energize RI.

Taxes
-----

    Taxes increased approximately $1.6 million or 19.7 percent for the three months ended March 31, 1998, approximately $1.6 million or 11.8 percent for the six months ended March 31, 1998 and approximately $2.2 million or 12.3 percent for the twelve months ended March 31, 1998, versus the same periods last year. The overall increase in taxes is primarily due to increases in Federal income taxes as a result of higher pretax income this year compared to last year. Additionally, local property and other taxes have increased as result of capital spending.

Other, net
----------

    Other, net has increased for the periods presented primarily as a result of fees earned by the Registrant for providing energy management services to Salve Regina University.

Interest Expense
----------------

    Interest expense increased approximately $100,000 or 3.7 percent for the three months ended March 31, 1998, approximately $200,000 or 5.4 percent for the six months ended March 31, 1998 and approximately $400,000 or 5.0 percent during the twelve months ended March 31, 1998, versus the same periods last year. During the prior year, interest expense was impacted by accrued interest on the over or under recovery of gas costs that was due to or from ratepayers. Effective October 1, 1997, the Registrant froze the GCC mechanism in connection with Energize RI. During the three-year term of the Plan, the Registrant will no longer accrue interest on the over or under collection of gas costs from ratepayers.

Future Outlook
--------------

A) Regulatory

    Under Energize RI, the Providence Gas Company (ProvGas) a wholly-owned subsidiary of the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be approved by the RIPUC.

    Despite the increase in earnings for the current quarter and year to date, the Registrant expects earnings for the year to be significantly less than last year as a result of extremely warmer temperatures in the region. It is important to note that due to the Energize RI Plan, quarterly earnings and year to date earnings for this year versus last year will not be comparable due to the shifting of gas costs from the first half of this year to the second half and timing of expenses associated with investments included in the plan. These factors will result in higher earnings for the first half of the year and lower earnings for the last half of the year.

    In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers.

The Agreement went into effect in June 1996. The initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called "Business Choice", to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. At March 31, 1998, the Registrant had approximately 1,000 firm transportation customers.

    Energize RI continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm system throughput.

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

    Additionally, in January 1997, the Registrant agreed to form a new limited liability company, Providence - Southern, LLC together with an affiliate of the Southern Company (Southern), the largest producer of electricity in the United States. The LLC will market electricity, gas and energy services throughout New England and will be owned 60 percent by Southern and 40 percent by the Registrant. As part of the joint venture described above, the operations of Providence Energy Services, Inc. (PES), a wholly-owned subsidiary of the Registrant, will be contributed to the venture. The subsidization of the Standard Offer rate by electric utilities in Rhode Island and Massachusetts has resulted in a delay in the opening of the retail electricity market. As such, the parties are assessing how best to move forward.

Liquidity and Capital Resources
-------------------------------

    The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. Management believes its available financings are sufficient to meet these seasonal needs.

    During the current six month period, the Registrant's cash flow from operations increased approximately $20.9 compared to the same period last year. This increase is primarily due to the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing as well as additional margin generated by Energize RI. The additional cash flows resulting from Energize RI have enabled the Registrant to avoid its seasonal short-term borrowings during the current fiscal year.

    Capital expenditures for the year to date period of $11.1 million increased $2.1 million or 23.4 percent when compared to the $9.0 million last year. As a result of Energize RI, the Registrant is committed to making significant capital improvements to its distribution system during the Plan's three-year term. These improvements will expand the distribution system into economically developing areas of Rhode Island as well as accelerate the replacement of mains and services. Capital expenditures for the remainder of the fiscal year are expected to be approximately $22.4 million. Anticipated capital expenditures during the next three years are expected to total approximately $81 million.

    To finance capital expenditures, the Registrant issued $15 million in First Mortgage bonds in April 1998 at 6.82 percent. These bonds require semi-annual interest payments and a lump sum repayment of principal in 20 years.

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

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------

PART II.  OTHER INFORMATION
-------   -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

    The annual meeting of shareholders was held on January 15, 1998 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 2001 annual meeting by the following vote:

  Mrs. M. Anne Szostak        4,517,895  FOR    68,693  WITHHELD
  Mr. Gilbert R. Bodell, Jr.  4,512,760  FOR    73,828  WITHHELD
  Mr. Paul F. Levy            4,521,998  FOR    64,590  WITHHELD
  Mr. W. Edward Wood          4,515,826  FOR    70,762  WITHHELD

Item 6 (a).  Exhibits
---------------------

    10. Management contract dated March 13, 1998 between James A. Grasso, Vice President, Public and Government Affairs and the Registrant. (Filed as Exhibit 10 to the report of The Providence Gas Company in Form 10-Q for the quarter ended March 31, 1998, incorporated herein by this reference.)

    27.  Financial Data Schedule

Item 6 (b).  Reports on Form 8-K
--------------------------------

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------


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



                                       Providence Energy Corporation
                                       (Registrant)



                                       BY:/s/  Gary S. Gillheeney
                                          - ---------------------------
                                           Gary S. Gillheeney
                                           Senior Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Assistant
                                           Secretary


Dated:  May 13, 1998
        ------------