Form 10-Q
period 1998-06-30
PROVIDENCE ENERGY CORP
filed 1998-08-14
CIK 319651

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549
(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended June 30, 1998

                                                        OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission file number                     1-10032
                       ----------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)

               Rhode Island                          05-0389170
---------------------------------------------------------------------
(State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                 Identification No.)

         100 Weybosset Street, Providence, Rhode Island 02903
---------------------------------------------------------------------
                 (Address of principal executive offices)
                               (Zip Code)

                             401-272-9191
---------------------------------------------------------------------
         (Registrant's telephone number, including area code)

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $1.00 par value; 5,950,700 shares outstanding at August 12, 1998.
------------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1998



PART I:     FINANCIAL INFORMATION                                     PAGE


Item 1      Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1998 and 1997                                     I-1

            Consolidated Balance Sheets as of June 30, 1998,
            June 30, 1997 and September 30, 1997                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1998
            and 1997                                                   I-3

            Consolidated Statements of Capitalization
            as of June 30, 1998, June 30, 1997 and
            September 30, 1997                                         I-4

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


PART II     OTHER INFORMATION


Item 6      Exhibits and Reports on Form 8-K                          II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM I.  FINANCIAL STATEMENTS
-----------------------------

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                 ------------
                     (thousands, except per share amounts)

                                 THREE MONTHS               NINE MONTHS                TWELVE MONTHS
                             ---------------------     ----------------------      ----------------------
                               1998         1997         1998          1997          1998          1997
                             -------      -------      --------      --------      --------      --------
Energy revenues             $ 39,462     $ 42,921     $ 195,200     $ 186,905     $ 228,715     $ 219,271
Cost of energy                20,135       22,594       109,197       106,812       126,761       124,529
                            --------     --------     ---------     ---------     ---------     ---------
 Operating margin             19,327       20,327        86,003        80,093       101,954        94,742
                            --------     --------     ---------     ---------     ---------     ---------
Operating expenses:
 Operation and
   maintenance                13,193       11,613        38,996        35,917        51,847        47,180
 Depreciation and
   amortization                3,660        3,259        11,029         9,655        14,248        12,729
 Taxes -
   State gross earnings        1,144        1,102         5,145         5,186         6,004         6,096
   Local property and
    other                      2,163        1,990         6,435         5,855         8,267         7,676
   Federal income               (946)         153         6,355         6,133         4,830         4,779
                            --------     --------     ---------     ---------     ---------     ---------
Total operating
 expenses                     19,214       18,117        67,960        62,746        85,196        78,460
                            --------     --------     ---------     ---------     ---------     ---------
Operating income                 113        2,210        18,043        17,347        16,758        16,282

Other, net                       181          (48)          524            13           509           (26)
                            --------     --------     ---------     ---------     ---------     ---------
Income before interest
 expense                         294        2,162        18,567        17,360        17,267        16,256
                            --------     --------     ---------     ---------     ---------     ---------
Interest expense:
 Long-term debt                1,716        1,505         4,688         4,537         6,193         6,064
 Other                           355          441         1,596         1,357         2,025         1,615
 Interest capitalized            (39)         (58)         (195)         (157)         (263)         (188)
                            --------     --------     ---------     ---------     ---------     ---------
                               2,032        1,888         6,089         5,737         7,955         7,491
                            --------     --------     ---------     ---------     ---------     ---------
Income (loss) from
 continuing operations
 after interest expense       (1,738)         274        12,478        11,623         9,312         8,765
Preferred dividends of
 subsidiary                     (105)        (139)         (383)         (487)         (522)         (661)
                            --------     --------     ---------     ---------     ---------     ---------
Net income (loss)           $ (1,843)    $    135     $  12,095     $  11,136     $   8,790     $   8,104
                            ========     ========     =========     =========     =========     =========
Dividends paid per
 common share               $    .27     $    .27     $     .81     $     .81     $    1.08     $    1.08
                            ========     ========     =========     =========     =========     =========
Net income (loss) per
common share - basic        $   (.31)    $    .02     $    2.05     $    1.93     $    1.49     $    1.40
                            ========     ========     =========     =========     =========     =========
Net income (loss) per
common share - diluted      $   (.31)    $    .02     $    2.04     $    1.93     $    1.49     $    1.40
                            ========     ========     =========     =========     =========     =========
Weighted average number
of shares outstanding:
Basic                        5,935.6      5,801.4       5,906.4       5,779.5       5,885.3       5,769.2
                            ========     ========     =========     =========     =========     =========
Diluted                      5,935.6      5,805.2       5,916.8       5,783.3       5,894.4       5,772.9
                            ========     ========     =========     =========     =========     =========

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Thousands)
                                  -----------

                                                  (Unaudited)
                                                  -----------
                                                 June 30,   June 30,   September 30,
                                                   1998      1997         1997
                                               --------------------------------------
ASSETS
------
Gas plant, at original cost                    $318,369    $293,432    $300,829
  Less - accumulated depreciation and
         utility plant acquisition
         adjustments                            119,822     108,498     110,365
                                               --------    --------    --------
                                                198,547     184,934     190,464
                                               --------    --------    --------
Other property, net                               3,485       1,179       1,182
                                               --------    --------    --------
Current assets:
 Cash and temporary cash investments              8,435       1,625       1,063
 Accounts receivable
  less allowance of $4,054 at 6/30/98,
  $3,474 at 6/30/97, and $1,886 at 9/30/97       23,613      29,318      14,852
 Unbilled revenues                                1,369         690       2,683
 Deferred gas costs                                  --       1,447       7,231
 Inventories, at average cost -
  Liquefied natural gas, propane and under-
   ground storage, and oil                          734      11,623      18,217
  Materials and supplies                          1,208       1,224       1,287
 Prepaid and refundable taxes                     5,024       5,245       4,005
 Prepayments                                      1,841       1,228       1,039
                                               --------    --------    --------
                                                 42,224      52,400      50,377
                                               --------    --------    --------
Deferred charges and other assets                15,907      12,962      13,487
                                               --------    --------    --------
  Total assets                                 $260,163    $251,475    $255,510
                                               ========    ========    ========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
(See accompanying statement)                   $187,022    $169,361    $164,433
                                               --------    --------    --------
Current liabilities:
 Notes payable                                    7,836      12,890      23,675
 Current portion of long-term debt                3,838       2,649       3,707
 Accounts payable                                 9,433      17,740      16,755
 Accrued taxes                                    6,932       6,049       2,506
 Accrued vacation                                 1,951       1,978       1,715
 Customer deposits                                3,184       3,463       3,461
 Other                                            5,704       5,204       5,531
                                               --------    --------    --------
                                                 38,878      49,973      57,350
                                               --------    --------    --------
Deferred credits and reserves:
 Accumulated deferred Federal income taxes       22,206      20,912      21,495
 Unamortized investment tax credits               2,256       2,415       2,375
 Other                                            9,801       8,814       9,857
                                               --------    --------    --------
                                                 34,263      32,141      33,727
                                               --------    --------    --------
Commitments and contingencies                        --          --          --

  Total capitalization and liabilities         $260,163    $251,475    $255,510
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
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                            1998         1997
                                                        ---------------------
                                                              (thousands)
Cash provided by (used for)
Operating Activities:
---------------------
  Income after interest expense                         $ 12,478     $ 11,623
  Items not requiring cash -
    Depreciation and amortization-plant
    and other property                                    10,943        9,633
    Changes as a result of regulatory action               1,500           --
    Deferred Federal income taxes                            710          183
    Amortization of investment tax credits                  (119)        (118)
  Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                 11,950      (14,653)
      Unbilled revenues                                    1,314        1,667
      Deferred gas costs                                      78       11,825
      Inventories                                            (22)       4,435
      Prepaid and refundable taxes                          (958)      (1,153)
      Prepayments                                           (788)         312
      Accounts payable                                    (3,387)         368
      Accrued taxes                                        4,420        4,069
      Accrued vacation, customer deposits and other          118         (399)
      Deferred charges and other                             260        2,063
                                                        --------     --------
   Net cash provided by operations                        38,497       29,855
                                                        --------     --------
Investing Activities:
---------------------
  Expenditures for property, plant
    and equipment, net                                   (18,873)     (13,087)
  Expenditures for business acquisitions
    net of cash acquired                                  (2,469)          --
                                                        --------     --------
  Net cash used in investing activities                  (21,342)     (13,087)
                                                        --------     --------
Financing Activities:
---------------------
  Issuance of common stock                                    --           44
  Proceeds from exercise of stock options                     83           35
  Issuance of mortgage bonds                              15,000           --
  Redemption of preferred stock                           (1,600)      (1,600)
  Proceeds from other long-term debt                          --        1,345
  Payments on long-term debt                              (2,554)      (1,924)
  Decrease in notes payable, net                         (16,701)     (10,380)
  Cash dividends on preferred stock                         (383)        (487)
  Cash dividends on common stock                          (3,628)      (3,600)
                                                        --------     --------
    Net cash used by financing activities                 (9,783)     (16,567)
                                                        --------     --------
Increase in cash and temporary cash investments            7,372          201
Cash and temporary cash investments at beginning
  of period                                                1,063        1,424
                                                        --------     --------
Cash and temporary cash investments at end of period    $  8,435     $  1,625
                                                        ========     ========
Supplemental disclosures of cash flow information:
 Cash paid year-to-date for -
   Interest (net of amount capitalized)                 $  5,652     $  5,617
   Income taxes (net of refunds)                        $  1,741     $  2,033

Schedule of noncash investing and financing
activities:
  Capital lease obligations for equipment               $     --      $    232
  Other long-term debt for equipment                    $     --      $  1,330

                                   PAGE I-3

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                                 (Unaudited)
                                                 -----------
                                             June 30,  June 30,  September 30,
                                               1998      1997         1997
                                             ---------------------------------
Common stock equity:
 Common stock, $1 par
  Authorized - 20,000 shares
  Outstanding - 5,949 at 6/30/98
   5,812 at 6/30/97
   5,832 at 9/30/97                          $  5,949  $  5,812    $  5,832
 Amount paid in excess of par                  58,788    56,461      56,827
 Retained earnings                             30,327    27,876      23,002
                                             --------  --------    --------
Total common stock equity                      95,064    90,149      85,661
                                             --------  --------    --------

Cumulative preferred stock of subsidiary:

 The Providence Gas Company -
  Redeemable 8.7% Series, $100 par
  Authorized -80 shares
  Outstanding - 48 shares at 6/30/98
   and 64 shares at
   6/30/97 and 9/30/97                          4,800     6,400       6,400
                                             --------  --------    --------

Long-term debt:

 First mortgage bonds                          84,600    71,200      71,200
 Other long-term debt                           5,065     2,675       3,207
 Capital leases                                 1,331     1,586       1,672
                                             --------  --------    --------

Total long-term debt                           90,996    75,461      76,079

Less current portion                            3,838     2,649       3,707
                                             --------  --------    --------

Long-term debt, net                            87,158    72,812      72,372
                                             --------  --------    --------

Total capitalization                         $187,022  $169,361    $164,433
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

Rates and Regulation
--------------------

   The Providence Gas Company (ProvGas), a wholly owned subsidiary of the Registrant, is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement, (the Plan or Energize RI) among ProvGas, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides customers with an initial price decrease of approximately four percent and a three-year price freeze. In connection with the price decrease, ProvGas will write-off and not recover $1.5 million of previously deferred gas costs. Under Energize RI, the Gas Charge Clause (GCC) will be suspended for the entire three-year term of the Plan. Any excess or deficiency between amounts billed and actual gas costs incurred will be retained or borne by ProvGas. Energize RI also requires ProvGas to make significant capital investments to improve its distribution system. Capital investments required by Energize RI are estimated to total approximately $26 million over its three-year term. In addition, ProvGas is required to fund the Demand Side Management Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. Energize RI also calls for ProvGas to fund the Low Income Assistance Program at an annual level of $1.0 million. Finally, Energize RI continues the process of unbundling by requiring ProvGas to provide unbundled service offerings for up to 10 percent per year of firm system throughput.

   As part of Energize RI, ProvGas will amortize over a ten year period approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. All environmental costs incurred during the term of Energize RI will also be amortized over a ten year period.

   Under Energize RI ProvGas may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity under the Plan. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties and approved by the RIPUC.

   The Integrated Resource Plan (IRP) was terminated as a result of Energize RI. In addition to the funding for the demand side management program and low income weatherization and assistance programs, the IRP provided for a performance-based ratemaking mechanism. ProvGas was able to record its annual share of the performance-based ratemaking mechanism in both 1997 and 1996, which resulted in a

$1.5 million increase to operating margin in each of those years. As part of the performance-based ratemaking mechanism, ProvGas was allowed to record approximately $3.0 million in non-firm margin, subject to ProvGas' ability to generate sufficient gas cost savings for customers. In both fiscal 1997 and 1996, ProvGas achieved enough savings to earn $3.0 million in non-firm margin in each of those years. As a result of Energize RI, ProvGas will only retain the actual margin earned from non-firm customers.

Gas Supply
----------

   ProvGas has entered into a full requirements contract with Duke Energy Trading and Marketing, LLC (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM will provide all gas supplies required by ProvGas, while ProvGas is committed to purchase all supplies exclusively from DETM. Supplies required by ProvGas' firm sales customers will be purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, will take responsibility for ProvGas' pipeline capacity resources not previously released, all storage contracts and all LNG capacity. Under the contract, DETM has purchased all working gas in storage including both LNG and contract storage as of October 1, 1997. Gas inventories purchased were valued at approximately $18 million. All supply resources assigned to DETM will revert back to ProvGas on October 1, 2000. The contract was entered into following a competitive bidding process.

   As well as providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover ProvGas' non-firm sales customer's needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to ProvGas' transportation service customers including enhanced balancing, standby and the storage and peaking services available under ProvGas' recently approved FT-2 storage service effective December 1, 1997. DETM will receive the supply related revenues from these services in exchange for providing the supply management inherent in these services.

   Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent ProvGas makes such changes ProvGas must keep DETM whole for the value lost over the remainder of the contract period. The contract relieves ProvGas of the need to perform certain upstream supply management functions which will make it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

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

   At June 30, 1998, the Registrant was aware of four sites at which future costs may be incurred.

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

  During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1998, approximately $2.0 million has been spent primarily on studies at this site.
In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required for two-thirds of the property. The remediation will begin in August of 1998 and will continue for a duration of three to six months. During the remediation process the remaining one-third of the property will also be investigated and remediated if necessary. At June 30, 1998, the Registrant has compiled a preliminary range of costs based on a thermal desorption remediation process, ranging from $1.7 million to $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at June 30, 1998, for anticipated future remediation costs at this site.

   Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost $50,000. Accordingly, the Registrant has accrued $50,000 at June 30, 1998 for anticipated future remediation costs.

     In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation",
                                                      --------------------
which is effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of June 30, 1998, the Registrant has charged environmental remediation costs of $2.4 million and an estimated $1.7 million to the accumulated depreciation reserve and has amortized $.3 million of these costs.

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

Joint Ventures
--------------

  In May 1998, the Registrant and Southern Company mutually agreed to end their joint efforts to develop a New England retail energy business (Providence-Southern, LLC) due to different strategic goals. The Registrant will continue to use its wholly-owned retail energy marketing company, Providence Energy Services, Inc. ("ProvEnergy Services") as the vehicle to grow its natural gas and electricity business to retail accounts in New England.

To strengthen its position in the evolving energy market, the Registrant is negotiating with Duke Energy Trading and Marketing, LLC for DETM to provide wholesale natural gas and electricity to support ProvEnergy Services' retail marketing efforts.

  In July 1998, the Registrant and ERI Services, Inc. ("ERI Services") agreed to form a joint venture, Capital Center Energy Company, LLC ("CCEC"). The Joint venture will be owned 50% by the Registrant and 50% by ERI Services. CCEC's wholly-owned subsidiary, DownCity Energy Company, LLC was selected as the exclusive electric, heat, air conditioning ("HVAC") and related services provider for most of the Providence Place Mall (the "Mall") for the next thirty years.

   DownCity will serve more than 3,000,000 square feet of retail stores, common areas, offices and parking facilities. Currently, the three anchor stores and the cinema are not included in the plan. The electric demand to be met by DownCity is expected to be 12 megawatts, the approximate consumption of more than 6,500 households. The system being developed for the mall includes three on-site natural gas-powered electric generators.

   Under the agreement with Commonwealth Development (developers of the Mall), DownCity will perform the following:

 .  Own, operate and maintain the HVAC systems
 .  Provide electric supply and emergency power
 .  Own, operate and maintain a six megawatt on-site generation plant to provide electric and emergency supply
 .  Provide metering services for each of the tenants
 .  Manage all energy billing to the tenants and the developer

   Construction of the energy systems is expected to begin this summer. The entire energy project will be operational in advance of the scheduled August, 1999, opening of the Mall. DownCity will not have a significant impact on the Registrant's results of operations in fiscal 1998.


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

  These acquisitions are part of the Registrant's vision to be the "First Choice" energy provider. The Registrant believes these acquisitions will offer a valuable entry into the heating-oil business segment.

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

   A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended June 30 is as follows:

                                Three Months     Nine Months       Twelve Months
                                1998     1997    1998     1997     1998      1997
                                ----     ----    ----     ----     ----      ----
Weighted average
shares (basic)                5,935.6  5,801.4  5,906.4  5,779.5  5,885.3  5,769.2

Effect of dilutive stock
options                            --      3.8     10.4      3.8      9.1      3.7
                              -------  -------  -------  -------  -------  -------

Weighted average
shares (diluted)              5,935.6  5,805.2  5,916.8  5,783.3  5,894.4  5,772.9
                              =======  =======  =======  =======  =======  =======

   The net income used in the calculation for basic and diluted earnings per share calculations agrees with the net income appearing in the financial statements.

   Effective October 1, 1997, the Registrant adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements.
The Registrant has recorded environmental remediation liabilities of approximately $1.7 million at June 30, 1998. SOP 96-1 did not have an impact on the Registrant's financial position or results of operations upon adoption.
Also see "Environmental Matters".
          ---------------------

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

   The Registrant has not yet quantified the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

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

   All statements other than statements of historical facts included in this quarterly report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to: general economic, financial and business conditions; changes in government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant to acquire and implement computer software that will be Year 2000 capable as well as Year 2000 readiness by key customers, vendors and service providers; unanticipated environmental liabilities; ability of the Registrant to form alliances and establish joint ventures outside of the traditional utility business and the success of any alliances or joint ventures; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

   The Registrant's energy revenues, operating margin and net income for the three, nine and twelve months ended June 30, 1998 and for comparable periods ended June 30, 1997 are as follows:

(thousands where applicable)

                     Three Months       Nine Months         Twelve Months
                     Ended June 30      Ended June 30       Ended June 30
                     1998     1997      1998      1997      1998      1997
                     ----     ----      ----      ----      ----      ----
Energy revenues     $39,462  $42,921  $195,200  $186,905  $228,715  $219,271
                    =======  =======  ========  ========  ========  ========

Operating margin    $19,327  $20,327  $ 86,003  $ 80,093  $101,954  $ 94,742
                    =======  =======  ========  ========  ========  ========

Net income (loss)   $(1,843) $   135  $ 12,095  $ 11,136  $  8,790  $  8,104
                    =======  =======  ========  ========  ========  ========

Operating Margin
----------------

During the latest quarter, the Registrant experienced weather that was 26.0 percent warmer than the same quarter last year. The warmer temperatures resulted in decreased margin of approximately $1.1 million compared to the same quarter last year. Offsetting the warmer than normal weather is $1.9 million of margin generated by Energize RI, which became effective October 1, 1997. This additional margin resulted from freezing the Gas Charge Clause ("GCC") mechanism used previously to adjust for the over or underrecovery of gas costs which was approximately $2.3 million and was offset by the funding of the Integrated Resource Plan ("IRP") programs of approximately $400,000. The implementation this year of Energize RI changed how the Registrant records its gas costs resulting in higher margin reflected in the first half of the fiscal year and lower margin in the second half. While this change does not impact annual earnings it reduced margin in the quarter by $1.3 million compared to the same period last year. An additional $1.5 million decrease in margin in the current quarter in comparison to the same quarter last year is a result of not recording the performance-based ratemaking mechanism under the IRP which was terminated in September 1997 as a result of Energize RI.

   Additionally, non-firm margin decreased $0.6 million during the current quarter of fiscal year 1998 when compared with the same quarter of fiscal 1997. Prior to Energize RI, the Registrant was allowed to record approximately $3.0 million in non-firm margin under the terms of the IRP, subject to the Registrant's ability to generate sufficient gas cost savings for customers. As a result of Energize RI, the Registrant retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternate fuels, the Registrant experienced a decrease in non-firm sales and transportation margin. This decrease is expected to continue during the remainder of the fiscal year.

   The Registrant's acquisition of two oil distribution companies in November 1997 also resulted in additional margin of approximately $.7 million for the current quarter compared to the same period last year.

   An increase in the natural gas business volume of Providence Energy Services, Inc. from approximately 40 customers in fiscal year 1997 to approximately 1,000 in fiscal year 1998 contributed $.7 million for the current quarter compared to the same period last year.

   During the current fiscal year, weather has been 7.4 percent warmer than the same period last year. The warmer temperatures resulted in decreased margin of approximately $3.7 million compared to last year. Offsetting the warmer than normal weather is $8.2 million of margin generated by Energize RI. The additional margin which resulted from freezing the GCC mechanism used previously to adjust for the over or unerrecovery of gas costs was approximately $10.9 million and was offset by the write-off of $1.5 million of previously deferred gas costs and funding of the IRP programs of approximately $1.2 million. When compared to the same period last year when seasonal gas cost factors were being used, operating margin has increased approximately $1.8 million. The effect of this increase, however, will reverse in the subsequent quarter and will have no impact on annual earnings.

   Additionally, non-firm margin decreased $1.7 million during the current fiscal year when compared with the prior year as explained above.

   An additional $1.5 million decrease in margin during the current year in comparison to the prior year is a result of not recording the performance-based ratemaking mechanism under the IRP which was terminated in September 1997 as a result of Energize RI.

   The Registrant's acquisition of two oil distribution companies in November 1997 also resulted in additional margin of approximately $2.5 million for the current year when compared to the prior year.

   The increase in operating margin for the twelve month periods presented is primarily due to the reasons stated above.

Operating and Maintenance Expenses
----------------------------------

   Overall, operating and maintenance expenses increased approximately $1.6 million or 13.6 percent for the three months, approximately $3.1 million or 8.6 percent for the nine months and approximately $4.7 million or 9.9 percent for the twelve months ended June 30, 1998, respectively, versus the same periods last year. The Registrant's natural gas distribution expenses were stable for the periods presented. The increases are primarily attributable to the Registrant's acquisition of two oil companies during the current fiscal year.

Depreciation and Amortization Expenses
--------------------------------------

   Depreciation and amortization expense increased approximately $.4 million or
12.3 percent for the three months, approximately $1.4 million or 14.2 percent for the nine months and approximately $1.5 million or 11.9 percent for the twelve months ended June 30, 1998, respectively, versus the same periods last year. This increase is the result of capital spending and the amortization of previously deferred environmental costs. Effective October 1, 1997 the Registrant began amortizing environmental costs over a ten-year period in accordance with Energize RI.

Taxes
-----

   Taxes decreased approximately $900,000 or 27.2 percent for the three months ended, increased approximately $800,000 or 4.4 percent for the nine months ended and approximately $600,000 or 3.0 percent for the twelve months ended June 30, 1998, respectively, versus the same periods last year. The overall change in taxes is primarily due to changes in Federal income taxes as a result of the changes in pretax income this year compared to last year. Additionally, local property and other taxes have increased as a result of capital spending.

Other, net
----------

   Other, net has increased approximately $500,000 for the nine months ended and twelve months ended June 30, 1998 versus the same periods last year. The increase is primarily the result of fees earned by the Registrant for providing energy management services to Salve Regina University.

Interest Expense
----------------

   Interest expense increased approximately $100,000 or 7.6 percent for the three months ended, approximately $400,000 or 6.1 percent for the nine months ended and approximately $500,000 or 6.2 percent for the twelve months ended June 30, 1998, respectively, versus the same periods last year. During the prior year, interest expense was impacted by accrued interest on the over or under recovery of gas costs that was due to or from ratepayers. Effective October 1, 1997, the Registrant froze the GCC mechanism in connection with Energize RI. During the three-year term of the Plan, the Registrant will no longer accrue interest on the over or under collection of gas costs from ratepayers. The Registrant's acquisition of two oil distribution companies in November, 1997 also resulted in additional interest expense of approximately $129,000 and $280,000 for the three and nine months ended June 30, 1998, respectively.

Future Outlook
--------------

A) Regulatory

   Under Energize RI, the Providence Gas Company (ProvGas) a wholly-owned subsidiary of the Registrant, may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be approved by the RIPUC.

   The implementation this year of Energize RI changed how ProvGas records its gas costs, resulting in higher margin reflected in the first half of the fiscal year and lower margin in the second half. While this change does not impact annual earnings, it reduced margin in the third quarter by $1.3 million compared to last year's third quarter.

   In May 1996, the RIPUC approved a Rate Design Settlement Agreement among ProvGas, the Division, TEC-RI, and a consortium of oil heat organizations.
The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers.

   The Agreement went into effect in June 1996. The initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called "Business Choice", to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. At June 30, 1998, the Registrant had approximately 1,000 firm transportation customers.

   Energize RI continues the process of unbundling by requiring ProvGas to provide unbundled service offerings for up to 10 percent per year of firm system throughput.

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

   In May 1998, the Registrant and Southern mutually agreed to end their joint efforts to develop a New England retail energy business under the name Providence-Southern, LLC due to different strategic goals. The Registrant will continue to use its wholly-owned retail energy marketing company Providence Energy Services, Inc. ("ProvEnergy Services") as the vehicle to grow its natural gas and electricity business to retail accounts in New England. To strengthen its position in the evolving energy market, the Registrant is negotiating with Duke Energy Trading and Marketing, LLC for DETM to provide wholesale natural gas and electricity to support ProvEnergy Services' retail marketing efforts.

   In July 1998, the Registrant and ERI Services, Inc. ("ERI Services") agreed to form a joint venture, Capital Center Energy Company, LLC ("CCEC"). The Joint venture will be owned 50% by the Registrant and 50% by ERI Services. CCEC's wholly-owned subsidiary DownCity Energy Company, LLC ("DownCity")was selected as the exclusive electric, heat, air conditioning ("HVAC") and related services provider for most of the Providence Place Mall (the "Mall") for the next thirty years.

   DownCity will serve more than 3,000,000 square feet of retail stores, common areas, offices and parking facilities. Currently, the three anchor stores and the cinema are not included in the plan. The electric demand to be met by DownCity is expected to be 12 megawatts, the approximate consumption of more than 6,500 households. The system being developed for the Mall includes three on-site natural gas-powered electric generators.

   Under the agreement with Commonwealth Development(developers of the Mall), Downcity will perform the following:


 .  Own, operate and maintain the HVAC systems
 .  Provide electric supply and emergency power
 .  Own, operate and maintain a six megawatt on-site generation plant to provide electric and emergency supply
 .  Provide metering services for each of the tenants
 .  Manage all energy billing to the tenants and the developer

   Construction of the energy systems is expected to begin this summer. The entire energy project will be operational in advance of the scheduled August, 1999, opening of the Mall. DownCity will not have a significant impact on the Registrant's results of operations in fiscal 1998.

Liquidity and Capital Resources
-------------------------------

   The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. Management believes its available financings are sufficient to meet these seasonal needs.

   During the current nine month period, the Registrant's cash flow from operations increased approximately $8.6 million compared to the same period last year. This increase is primarily due to the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing as well as additional margin generated by Energize RI. The additional cash flows resulting from Energize RI have enabled the Registrant to avoid its pattern of traditional seasonal short-term borrowings during the current fiscal year.

   Capital expenditures for the year to date period of $18.9 million increased $5.8 million or 44.2 percent when compared to the $13.1 million last year. As a result of Energize RI, the Registrant is committed to making significant capital improvements to its distribution system during the Plan's three-year term. These improvements will expand the distribution system into economically developing areas of Rhode Island as well as accelerate the replacement of older mains and services. Additionally, technology expenditures relating to the Registrant's decision to move to a client server environment have also contributed to this increase. Capital expenditures for the remainder of the fiscal year are expected to be approximately $9.7 million. Anticipated capital expenditures during this and the next two fiscal years are expected to total approximately $83.2 million.

   To finance capital expenditures, the Registrant issued $15 million in First Mortgage bonds in April 1998 at 6.82 percent. These bonds require semi-annual interest payments and a lump sum repayment of principal in 20 years.

   The Registrant continues to focus on addressing Year 2000 implications in its technology systems, embedded technologies, and with its significant suppliers and key customers.

   Year 2000 readiness will in large part be achieved in the course of the Registrant's implementation of its long range technology plan to migrate from a mainframe environment to a client server environment. Pursuant to this plan significant portions of the Registrant's software, including its customer billing and financial reporting systems, are currently being replaced. The new client server systems will lower operating costs, increase functionality and provide flexibility, as well as be Year 2000 ready. The implementation date for these systems is scheduled for the first quarter in calendar 1999.

   The Registrant has partnered with a major engineering and consulting firm to address embedded technology. The system identification phase of this assessment is expected to be completed by September 1998.

   Also, the Registrant will commence its assessment of Year 2000 readiness of its significant suppliers and key customers no later than the end of calendar 1998 and will continue this assessment on an ongoing basis.

   Failure of the Registrant or any of its significant vendors to complete any necessary modifications and conversions in a timely manner could have a material adverse impact on the operations of the Registrant.

PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
----------------------------------------------

PART II.  OTHER INFORMATION
-------   -----------------

Item 6 (a).  Exhibits
---------------------

   10a. Management contract dated May 26, 1998 between Susann G. Mark, Vice President, General Counsel and Corporate Secretary and the Registrant.

   10b. Redacted gas supply contract dated October 1, 1997 between Duke Energy Trading and Marketing, LLC and the Registrant. (Filed as exibit 10 to the report of The Providence Gas Company in Form 10-Q for the quarter ended June 30, 1998, incorporated herein by this reference.)

   27.  Financial Data Schedule

Item 6 (b).  Reports on Form 8-K
--------------------------------

  On May 22, 1998 the Registrant filed a report on Form 8-K regarding termination of the Registrant's joint venture agreement with Southern Energy, Inc.

   On July 29, 1998 the Registrant filed a report on Form 8-K regarding a new common stock rights agreement.

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


Dated:  August 14, 1998
        ---------------