Form 10-K
period 1998-09-30
PROVIDENCE ENERGY CORP
filed 1998-12-23
CIK 319651

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1998
                          ------------------
                                  OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ___________________
Commission file number 1-10032
                       -------

                         PROVIDENCE ENERGY CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Rhode Island                                     05-0389170
-------------------------------------------------------------------------
  (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                      Identification No.)

100 Weybosset Street, Providence, Rhode Island                02903
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code 401-272-9191
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on which
-------------------                               ------------------------------
                                                  registered
                                                  ----------

Common Stock, $1.00 Par Value                     NEW YORK STOCK EXCHANGE
-------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 2, 1998: $125,381,227

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value:  5,981,898 shares outstanding at December 2,
---------------------------------------------------------------------------
1998.
-----

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the annual report to shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Part II.

TABLE OF CONTENTS

PART I                                                              PAGE
Item 1 - Business
          General                                                   I-1
          Operations of the Gas Companies                           I-2
          Nonregulated Businesses                                   I-9
          Special Factors Affecting the
           Natural Gas Industry                                     I-10
          Environmental Regulations                                 I-11
          Other Standards                                           I-13

Item 2 - Properties                                                 I-14

Item 3 - Legal Proceedings                                          I-14

Item 4 - Submission of Matters to a Vote of Security Holders        I-14


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

Item 8 -  Financial Statements and Supplementary Data               II-1

Item 9 -  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      II-1


PART III

Item 10 -  Directors and Executive Officers of the Registrant      III-1

Item 11 -  Executive Compensation                                  III-4

Item 12 -  Security Ownership of Certain Beneficial Owners
            and Management                                         III-4

Item 13 -  Certain Relationships and Related Transactions          III-4


PART IV

Item 14 -  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                             IV-1

Experts Consent                                                     IV-5

Supplemental Schedule                                               IV-6

Signatures                                                          IV-10

PART I
------

ITEM 1. BUSINESS
----------------

     Providence Energy Corporation (the Registrant) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this Form 10-K and annual report to shareholders, which constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

     All statements other than statements of historical facts included in this Form 10-K and annual report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial and business conditions; changes in government regulations; effectiveness of hedging strategies; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant and its suppliers and customers to modify or redesign their computer systems to work properly by the Year 2000; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy. For more information, please see "Special Factors Affecting the Natural Gas Industry".

General
-------

     The Registrant was organized in 1981 as a Rhode Island business corporation. The Registrant's outstanding common shares are listed on the New York Stock Exchange under the ticker symbol (PVY).

     The Registrant is the parent of two wholly-owned natural gas distribution utilities, The Providence Gas Company (ProvGas) and North Attleboro Gas Company (North Attleboro Gas), together referred to as the Gas Companies.

     In August 1996, the Registrant incorporated Providence Energy Services, Inc. (ProvEnergy Services) to market natural gas and energy services. In May 1998, the Registrant and Southern Energy, Inc., (Southern) agreed to end their joint efforts to develop a New England retail energy business using ProvEnergy Services, which was doing business under the name Providence-Southern. The Registrant will continue to use ProvEnergy Services as the vehicle to grow its natural gas, oil, and electricity business to retail accounts in New England.

     In November 1997, as part of the Registrant's strategic plan to strengthen its position in the energy industry, the Registrant purchased two Rhode Island-based oil distribution companies, Super Service Oil and Mohawk Oil. Together with three smaller acquisitions that the Registrant also completed during 1998, the Registrant's oil business serves over 4,000 residential customers and a large commercial base.

     ProvGas, Rhode Island's largest natural gas distributor, was founded in 1847 and serves approximately 166,000 customers in Providence, Newport and 23 other cities and towns in Rhode Island. North Attleboro Gas serves approximately 4,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The total natural gas service territory of the Gas Companies encompasses 760 square miles and has a population of approximately 850,000.

     The corporate offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903 (Telephone 401-272-5040).

Operations of the Gas Companies
-------------------------------

Customers
---------

     The Gas Companies had an average number of customers of approximately 170,000 for the twelve months ended September 30, 1998, of which approximately 90% were residential and 10% were commercial and industrial.

     The net increase in the average number of customers during fiscal 1998 over fiscal 1997 was approximately 1,800 or 1.0%. This increase was the result of new housing construction and conversions from other energy sources.

     This increase was achieved in a local economy which is just now beginning to prosper. Seasonally adjusted unemployment stood at 4.9 percent in September 1998, down from 5.2 percent twelve months earlier, and slightly above the national average of 4.6 percent. Also, there is considerable new construction throughout the state, especially in Providence, where the Providence Place Mall is expected to be completed by August 1999, and six new hotels have been proposed. A recent University of Rhode Island study predicts economic stability in the state for the immediate future.

Gas Service
-----------

     The gas services provided by the Gas Companies can be grouped into four categories -- firm sales, firm transportation, non-firm sales and non-firm transportation. Firm service is provided to those residential, commercial and industrial customers that use natural gas throughout the year. Non-firm service is provided to those commercial and industrial customers that do not require assured gas service because they can utilize an alternative fuel or otherwise operate without gas service. Transportation service is a service where the Gas Companies transport to certain large customers gas owned by those customers or by third parties selling gas to those customers.

     The following table shows the distribution of gas to various customer classes, and the total gas sold and transported by year since 1994:

                          1998     1997     1996      1995     1994
                          ----     ----     ----      ----     ----
Firm Sales                 73.9%    80.4%    85.8%     76.4%    81.9%
Firm Transportation        16.6      6.7      1.3       0.7       -
Non-Firm Sales              5.6      9.6      9.3      17.6     15.8
Non-Firm Transportation     3.9      3.3      3.6       5.3      2.3
                          -----    -----    -----     -----    -----
                          100.0%   100.0%   100.0%    100.0%   100.0%
                          =====    =====    =====     =====    =====

Total Gas Sold and Transported
------------------------------

                       1998     1997     1996      1995     1994
                       ----     ----     ----      ----     ----
  BCF(*)               25.4     27.3     28.1      28.1     28.7
                       ====     ====     ====      ====     ====

(*) Gas sales are denominated in billions of cubic feet (Bcf) of natural gas. Total gas sales include gas sold and transported by the Gas Companies.

Firm Sales
----------

     In the recent year, the distribution of the Gas Companies' firm sales was approximately 70% to residential and 30% to commercial and industrial customers. Firm sales represent the highest percentage of operating margin and represent the core of the Gas Companies' business.

Non-Firm
--------

     Non-firm customers consist of two types: seasonal customers that typically use gas only during the nonwinter months and dual-fuel customers that contract for gas service on a year round basis, but agree to service interruption during certain peak periods. By retaining the right to interrupt service to the dual-fuel customers, the Gas Companies can balance daily demand from firm customers with available gas supply and pipeline capacity. Non-firm customers may interrupt their gas service, as well, when it is more economical to utilize an alternative fuel. Accordingly, the amount of the Gas Companies' non-firm sales fluctuates depending upon the relative price of natural gas to alternative fuels.

     Non-firm sales produce substantially less margin to the Gas Companies than firm sales due to the more competitive nature of non-firm sales. Service rates charged to dual-fuel customers are based on the price that the customer would otherwise pay for its alternative fuel. In fiscal year 1998, under the terms of the Price Stabilization Plan Settlement Agreement, any margin earned from these non-firm customers was retained by the Registrant - See "Rates and Regulation"
                                                         --------------------
and "Competition and Marketing".
     -------------------------

Transportation Service
----------------------

     The Registrant provides both firm and non-firm transportation of gas. Margin from the firm transportation of gas purchased by certain large customers from third parties is likely to represent an increasing percentage of the Gas Companies' future total margin due to the continuing developments affecting the natural gas industry - see "Competition and Marketing." In general, these
                            --------------------------
developments now allow customers to buy gas directly from the producer-supplier rather than solely from the local gas distribution company. Customer-owned gas is transported to the customer's premises through a combination of the interstate pipelines and the Gas Companies' distribution systems.

     For a given quantity of gas, the Gas Companies' margin from firm transportation service is comparable to the margin from firm sales. Margin from nonfirm transportation service is less than the margin from firm sales, but is generally comparable to the margin from interruptible sales, depending on the price of alternative fuels. To the extent that the Gas Companies' existing customers buy gas directly from producer-suppliers, the Gas Companies' revenue will decrease although firm margin will not be materially impacted. In fiscal year 1998, under the terms of the Price Stabilization Plan Settlement Agreement, any margin earned from these non-firm customers will be retained by the Registrant - See "Rates and Regulation" and "Competition and Marketing."
                  --------------------       --------------------------

Gas Supply
----------

     The Registrant's principal subsidiary, ProvGas, entered into a full requirements gas supply contract with Duke Energy Trading and Marketing, L.L.C.
(DETM) for a term of three years. Under the contract, DETM guarantees to meet ProvGas' supply requirements; however, ProvGas must purchase all of its gas supply exclusively from DETM. Under the contract, ProvGas transferred responsibility for its pipeline capacity resources, storage contracts and all liquified natural gas capacity to DETM. As a result, ProvGas' gas inventories of approximately $18 million as of September 30, 1997 were sold at book value to DETM on October 1, 1997.

     As well as providing supply for firm customers at a fixed price, DETM provides gas at market prices to cover ProvGas' non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM also provides various other services to ProvGas' transportation service customers including enhanced balancing, standby and the storage and peaking services available under ProvGas' firm transportation storage service in effect since December 1, 1997. DETM receives the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

     Included in the DETM contract are a number of other important features. ProvGas has retained the right to continue to make portfolio changes to reduce supply costs. To the extent ProvGas makes such changes, ProvGas must keep DETM whole for the value lost over the remainder of the contract period. The contract relieves ProvGas of the need to perform certain upstream supply management functions which makes it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

     As a result of Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders), pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including ProvGas. ProvGas estimates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the Gas Charge Clause
(GCC) and collected from customers through September 30, 1997. At September 30, 1997, the remaining minimum obligation of $5.5 million was recorded in the accompanying Consolidated Balance Sheets along with a regulatory asset anticipating future recovery. As part of the above supply contract, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, ProvGas will assume any remaining liability, which is not expected to be material.

Rates and Regulation
--------------------

     ProvGas is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) and North Attleboro Gas is subject to the jurisdiction of the Massachusetts Department of Telecommunications and Energy
(MDTE) with respect to rates and charges, standards of service, accounting and other matters.

     In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (Energize RI or the Plan) among ProvGas, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island (TEC-RI), and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides customers with an initial price decrease of approximately four percent in addition to a three-year price freeze. Under Energize RI, the GCC was suspended for the entire term. Energize RI also requires ProvGas to make significant capital investments to improve its distribution system. In addition, Energize RI requires ProvGas to fund the Low-Income Assistance Program at an annual level of $1 million, the Demand Side Management Rebate Program at annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by requiring ProvGas to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

     As part of Energize RI, ProvGas will amortize approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period. Also, in connection with the Plan, ProvGas wrote off approximately $1.5 million of previously deferred gas costs in October 1997.

     Under Energize RI, ProvGas may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and to be approved by the RIPUC.

     As part of Energize RI, ProvGas is permitted to file with the Division for the recovery of the impact of exogenous Changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in ProvGas' costs or revenues which are beyond ProvGas' reasonable control." Any disputes regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any such Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

    During 1998, due to the extremely warm temperatures, ProvGas experienced a margin loss of approximately $4.0 million. ProvGas also experienced a non-firm margin loss of approximately $2.2 million due to adverse market prices of natural gas versus alternate fuels. ProvGas believes the causes of these two events were beyond its control and thus considers them as Changes. In fiscal 1999, ProvGas intends to file with the Division for recovery of a portion of these losses.

    In 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. Under the Plan's design, which assumed normal weather, ProvGas should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes discussed above, and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity in future Plan years is substantially impaired.

    The following table sets forth the results of ProvGas' applications before the RIPUC, prior to Energize RI, for revenue increases since 1990.

                                                        Authorized
  Date of      Revenue Increase    Date Rates        Revenue Increase      Return on
Application      Requested         Effective           Allowed  (*)      Common Equity
-------------  --------------     ------------      -----------------    --------------
 5/17/90       $15,800,000            03/15/91       $9,176,000               12.8%
 1/15/93         9,100,000 (**)       11/14/93          694,000               11.2
 2/16/95        14,880,000 (***)      12/17/95        4,161,572 (****)        10.9

(*)    Although the RIPUC reviews and approves all changes in gas costs billed to customers through the GCC, such changes are not part of the general rate filings described above. See Footnotes 1 and 9 in the Notes to the Consolidated Financial Statements contained in the Registrant's 1998 Annual Report to Shareholders filed herewith as Exhibit 13.

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

     In May 1996, the RIPUC approved a Rate Design Settlement Agreement (the Agreement) among ProvGas, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers.

    The Agreement included changes to ProvGas' gas cost recovery mechanism. Specifically, the Agreement replaced the previous Cost of Gas Adjustment Clause
(CGA) with Gas Charge Clauses (GCC) effective June 2, 1996. In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provided for the recovery of: (1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) a substantial portion of liquefied natural gas operating and maintenance expenses, all of which were previously recovered in base rates. Similar to the former CGA, the GCC provided for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred was deferred and either refunded to, or recovered from, customers over a subsequent period. As a result of the Price Stabilization Plan Settlement Agreement described in Note 9 of the Consolidated Financial Statements included in the

Annual Report to Shareholders filed as Exhibit 13, the GCC will be suspended for the period of October 1, 1997 through September 30, 2000. Any excess or deficiency in amounts billed as compared to costs incurred will be retained or borne by ProvGas during this period.

     In a decision issued September 1, 1998, the Division rejected allegations made in a complaint brought by Aurora Natural Gas that ProvGas provided advance information and undue preference in pricing to its marketing affiliate, ProvEnergy Services. As part of its investigation, the Division ordered marketer refunds of $.3 million. The Division ordered this refund based on its belief that an unfair rate was charged to customers who did not have operational telemeters in place when they began transporting gas. ProvGas intends to pursue all available options in order to reverse this decision.

Competition and Marketing
-------------------------

     In addition to funding investments related to system integrity, Energize RI provides opportunities for ProvGas to expand sales. For example, high pressure service to Quonset/Davisville Industrial Port & Commerce Park, a key area for State economic development, provides tremendous opportunities for sales growth as commercial and industrial businesses locate within the park. In addition, Demand-Side Management, an equipment rebate program, provides opportunities to expand sales to nontraditional applications, such as air conditioning and fuel cells. ProvGas has redirected its sales and marketing efforts to leverage Energize RI, as well as other opportunities to promote sales growth within its service territory.

     In response to the large increase of both state-owned and private fleet vehicles powered by natural gas, ProvGas invested approximately $.3 million to renovate its Providence "quick-fill" station for natural gas vehicles - one of three stations ProvGas operates in the state. Fleet operators throughout the region are expressing greater interest in alternative-fuel vehicles. One of these operators is the Rhode Island Public Transit Authority, which recently launched a major program to replace a large number of its 200 diesel buses with buses that operate solely on natural gas. A new Rhode Island law provides substantial tax incentives which, along with the Federal Department of Energy's designation of Providence as a "clean city" should increase use and awareness of the benefits of natural gas vehicles.

     Per the Agreement with the RIPUC that went into effect in June 1996, the initial phase of unbundling was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called Business Choice, to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. ProvGas commenced Business Choice in December 1997. Energize RI continues the process of unbundling by requiring ProvGas to provide unbundled service offerings for up to 10 percent per year of firm deliveries. At the conclusion of the latest enrollment period on October 1, 1998, an additional 530 customers had signed up for Business Choice. The program now has approximately 1,500 firm transportation customers with annual deliveries of over 5 billion cubic feet per year which is approximately 25 percent of ProvGas' total annual firm deliveries. There are 14 different marketers serving ProvGas' customers and transporting on the system.

     In 1996, ProvGas implemented a Demand Side Management (DSM) Program, which furnishes rebates to customers installing new technologies, such as gas fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the distribution system has available capacity. The DSM Program also allows for the utilization of existing resources, such as mains, services and year-round supply contracts. This DSM Program will continue to be funded under Energize RI.

     The discussion of Competition and Marketing for the Registrant's non-regulated businesses can be found in the "Nonregulated Businesses" section.
                                          -----------------------

Employees
---------

     As of September 30, 1998, the Registrant had 637 full-time employees. Approximately 269 of ProvGas' distribution and customer service employees are covered by a collective bargaining agreement with Local 12431-01 of the United Steelworkers of America, which became effective in January 1996.

     The bargaining agreement was developed by a labor-management negotiations committee and contains a provision allowing the agreement to be reopened for any reason at any time in order for the committee to deal with new issues as they arise. The provision results in increased flexibility in the use of employees. The original agreement called for a general wage increase of 3.25% each year from 1997 to 2000.

     In April 1998 the contract with Local 12431-01 was renegotiated and extended to January 2002. This negotiation provides for a 3.5% wage increase in January 1999, January 2000, and January 2001.

     Additionally, in March 1996, a 38 month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents 90 office and clerical employees of ProvGas. The agreement called for an average general wage increase of 2.9 percent in 1998.

     In April 1998 the contract with Local 12431-02 was renegotiated and extended to May 2002. This negotiation provides for a 3.5% wage increase in June 1999, June 2000, and June 2001.

Gas Distribution Systems
------------------------

     The Gas Companies' distribution systems consist of approximately 2,400 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 144,000 services (a "service" meaning a pipe connecting a gas main with piping on a customer's premises), and approximately 168,000 active gas meters together with related facilities and equipment. The Gas Companies have regulating and metering facilities at nine points of delivery from Algonquin Gas Transmission Company and one point of delivery from Tennessee Gas Pipeline Company, which the Gas Companies presently believe to be adequate for receiving gas into their distribution systems.

Nonregulated Businesses
-----------------------

    In November 1997, as part of the Registrant's strategic plan to strengthen its position in the energy industry, the Registrant purchased two Rhode Island-based oil distribution companies, Super Service Oil and Mohawk Oil. Together with three smaller acquisitions that the Registrant also completed during 1998, the Registrant's oil business serves over 4,000 residential customers with a large commercial base. While these acquisitions further the Registrant's transition to a diversified energy provider, the oil business sustained substantial operating losses in 1998 during the first year of operations. These losses were primarily due to lost operating margin from warmer than normal weather, lower than anticipated commercial margins and the costs associated with liquidating fixed purchase commitments and option contracts for oil when market prices dropped significantly.

    An increase in sales to customers to be acquired by acquisition, as well as a planned return to typical profit margins, are expected to reduce the loss sustained in 1998 so that only a small loss is generated in 1999. More favorable profit margins should be achieved as substantially all sales commitments have been hedged with financial instruments to protect the business from the impact of dramatic price movements. Additionally, management is focusing its marketing efforts on the higher margin residential segment.

    The Registrant's retail energy marketing subsidiary, ProvEnergy Services, also has substantial growth opportunities as the New England energy markets deregulate. ProvEnergy Services experienced natural gas sales volume growth of 150 percent and a fifteen-fold increase in the number of customers in 1998. ProvEnergy Services expects significant customer growth again in 1999, but forecasts a small operating loss.

    In May 1998, the Registrant and Southern Energy, Inc. (Southern) agreed to end their joint efforts to develop a New England retail energy business using ProvEnergy Services, which was doing business under the name Providence-Southern. The Registrant will continue to use ProvEnergy Services as the vehicle to grow its natural gas, oil and electricity business to retail accounts throughout New England.

    During 1998, ProvEnergy Services made a successful transition from Southern to other natural gas suppliers, including DETM, to provide its wholesale natural gas supply. In the future, ProvEnergy Services anticipates the continued availability of competitively priced wholesale energy supplies.

    Through May 1998, Southern funded 60 percent of the net retail start-up operating expenses incurred by ProvEnergy Services. ProvEnergy Services anticipates growing the business sufficiently to generate only a small operating loss for 1999.

    In July 1998, the Registrant and ERI Services, Inc. (ERI Services) formed a joint venture, Capital Center Energy Company, LLC (CCEC). CCEC is owned 50 percent by the Registrant's subsidiary, ProvEnergy Power Company, LLC, and 50 percent by ERI Services' subsidiary, ERI Providence, LLC. CCEC's wholly-owned subsidiary, DownCity Energy Company, LLC (DownCity Energy), was selected as the exclusive electric, heat and air conditioning (HVAC) and related service provider for most of the Providence Place Mall (the Mall) for the next thirty years.

    DownCity Energy will serve more than three million square feet of retail stores, common areas, offices and parking facilities in the Mall. Currently, the Mall's three anchor stores and the cinema are not included in the plan. The electric demand to be met by DownCity Energy is expected to be 12 megawatts, the approximate consumption of more than 6,500 households. The system being developed for the Mall includes three on-site natural gas powered electric generators.

    Under the agreement with Commonwealth Development Group, developers of the Mall, DownCity Energy will perform the following:

    .  Own, operate and maintain the HVAC systems.
    .  Provide electric supply and emergency power.
    . Own, operate and maintain a six megawatt on-site generation plant to provide electric and emergency supply.
    .  Provide metering services for each of the tenants.
    .  Manage all energy billing to the tenants and the developer.

    Construction of the energy systems began this summer. The entire energy project will be operational in advance of the scheduled August 1999 opening of the Mall. DownCity Energy did not have a significant impact on the Registrant's results of operations in 1998. The projected investment in CCEC is $30 million. As of September 30, 1998, the Registrant had invested $2 million of its total projected investment of $15 million. This contract, the largest of its kind in New England, has the potential to increase the Registrant's earnings by five percent within five years.

Special Factors Affecting the Natural Gas Industry
--------------------------------------------------

General
-------

    The natural gas industry is subject to numerous legislative and regulatory requirements, standards and restrictions that are subject to change and that affect the Gas Companies to varying degrees. Significant industry factors that have affected or may affect the Gas Companies from time to time include: lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Gas Companies' operations; ability to adapt to FERC regulatory changes; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; and increases in the price of natural gas.

FERC Regulations
----------------

    In recent years, FERC has been attempting to increase competition with regard to the transportation and sale of natural gas in interstate commerce. Beginning in late 1985, FERC began promulgating orders that allow all industry participants access to pipeline transportation on an open, nondiscriminatory basis to the extent of available capacity.

    Recent FERC orders are in furtherance of its policy to make gas transportation and alternate supply sources more accessible to all parties, including local distribution companies and their customers. Such open access allows the Gas Companies to obtain their supply through a more competitive national gas pipeline system, where and when capacity is available.

    FERC Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Gas Companies have negotiated new pipeline transportation and gas storage contracts.

    To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers including ProvGas. ProvGas anticipates its transition costs to be approximately $21.7 million of which $16.2 million has been included in the GCC and has been collected from customers through September 30, 1997. At September 30, 1997 the remaining minimum obligation of $5.5 million has been recorded in the accompanying Consolidated Balance Sheets (filed herewith as part of Item 8) along with a regulatory asset anticipating future recovery. As part of the supply contract with DETM, which was effective October 1, 1997, DETM assumed liability for the transition costs during the contract's three-year term. At the end of the three-year term of the contract, ProvGas will assume any remaining liability, which is not expected to be material.

Environmental Regulations
-------------------------

    Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope in recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations, and may include expending funds to investigate or clean up certain sites. To the best of its knowledge, subject to the following, the Registrant believes it is in substantial compliance with such laws and regulations.

    At September 30, 1998, ProvGas was aware of five sites at which future costs may be incurred.

    ProvGas has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites in Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by ProvGas and other PRPs. With respect to one of the Plympton sites, ProvGas has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by ProvGas, in connection with both Plympton sites, are not anticipated to be material to the financial condition of ProvGas.

    During 1995, ProvGas began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by ProvGas. As of September 30, 1998, approximately $2.0 million was spent primarily on studies at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. ProvGas has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation is expected to begin in February 1999 and will continue for a duration of three to six months. During the remediation process, the remaining one-third of the property will also be investigated and remediated if necessary.

    At September 30, 1998, ProvGas compiled a preliminary range of costs, based on removal and off-site disposal or recycling of contaminated soil, ranging from $1.8 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, ProvGas has accrued $1.8 million at September 30, 1998, for anticipated future remediation costs at this site.

    Tests conducted following the discovery of an abandoned underground oil storage tank at ProvGas' Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. ProvGas is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. ProvGas has reported this to DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost approximately $10,000. Accordingly, ProvGas has accrued $10,000 at September 30, 1998 for anticipated future remediation costs.

    In November 1998, ProvGas received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current owner of the property has been similarly notified. The Registrant lacks sufficient information at this time to determine the validity of the claim, the amount of the clean-up costs or any defenses which may be available with respect to such claim.

    In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation", effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of September 30, 1998, ProvGas charged environmental assessment and remediation costs of $2.6 million and an estimated $1.8 million to the accumulated depreciation reserve and has amortized $.4 million of these costs.

    Management has begun discussions with other parties who may assist ProvGas in paying any future costs at the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

Other Standards
---------------

     The Gas Companies are also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the RIPUC and MDTE and management believes that the Gas Companies are in substantial compliance with all present requirements imposed by these agencies.

ITEM 2. PROPERTIES
------------------

    In addition to the Registrant's gas distribution system and storage facilities, which constitute the principal properties of the Registrant, the Registrant owns several buildings and other facilities in Newport, Warwick, Providence, Johnston and Westerly that house its offices and provide floor space for its energy distribution and maintenance facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

 Not Applicable

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
--------------------------------------------------------------------
        HOLDERS' MATTERS
        ----------------

      The Registrant's common stock is listed on the New York Stock Exchange and trades under the symbol "PVY". As of December 2, 1998, there were 5,649 registered holders of record of the Registrant's outstanding common stock. For the balance of the information called for by this item, reference is made to the materials under 'Dividends' and 'Common stock information' in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998, which is filed herewith under Part IV as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

      For the information called for by this item, reference is made to page 20 of the Registrant's Annual Report to Shareholders (pages 13 through 14 of this Form 10-K) for the fiscal year ended September 30, 1998, which is filed herewith under Part IV as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

      Regarding the information that relates to this item, reference is made to pages 12 through 18 of the Registrant's Annual Report to Shareholders (pages 1 through 10 of this Form 10-K) for the fiscal year ended September 30, 1998, which is filed herewith under Part IV as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

      For the information called for by this item, reference is made to pages 21 through 36 of the Registrant's Annual Report to Shareholders (pages 15 through 37 of this Form 10-K) for the fiscal year ended September 30, 1998, which is filed herewith under Part IV as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

      Not applicable

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The following information is furnished with respect to the executive officers of the Registrant:

                                                                   Year
                                                                  Office
Name and Age                              Office                First Held
------------                              ------                ----------
James H. Dodge           (58)   Chairman, President and Chief
                                Executive Officer                   1992

James DeMetro            (50)   Senior Vice President               1996

Gary S. Gillheeney       (43)   Senior Vice President, Chief
                                Financial Officer, Treasurer
                                and Assistant Secretary             1996

Robert W. Owens          (50)   Senior Vice President               1996

James A. Grasso          (44)   Vice President, Public and
                                Government Affairs                  1997

Royalynne J. Hourihan    (54)   Vice President, Human Resources     1998*

Susann G. Mark           (51)   Vice President, General Counsel
                                and Secretary                       1998

Gerald A. Yurkevicz      (41)   Vice President, Marketing           1996

Harry J. Bishop          (52)   Assistant Treasurer                 1998**

     Mr. Dodge was elected President and Chief Executive Officer of the Registrant and ProvGas in August 1990 after the retirement of Louis R. Hampton. Mr. Dodge subsequently became Chairman of the Board in January 1992. Mr. Dodge currently serves as a member of the Board of Capital Properties, Inc., a non-affiliated real estate leasing company.

     Mr. DeMetro was elected Senior Vice President of the Registrant and ProvGas in February 1996. For more than four years prior thereto, Mr. DeMetro served the Registrant and ProvGas as Vice President, Energy Services.

     Mr. Gillheeney was elected Senior Vice President and Chief Financial Officer of the Registrant and ProvGas in February 1996, and Treasurer and Assistant Secretary of the Registrant and ProvGas in January 1994. For more than two years prior to February 1996, Mr. Gillheeney served ProvGas as Vice President, Financial Information Services. For more than five years prior thereto, Mr. Gillheeney served ProvGas in various management positions, with his last position as Assistant Treasurer and Controller.

     Mr. Owens was elected Senior Vice President of the Registrant and ProvGas in February 1996. For more than a year prior thereto, Mr. Owens served the Registrant and ProvGas as Vice President Operations. For more than five years prior thereto, Mr. Owens served the Registrant and ProvGas in various management positions, with his last position as Vice President, Treasurer and Chief Financial Officer.

                                     III-1

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

     Mrs. Hourihan was elected Vice President, Human Resources effective November 1998. For two years prior thereto, Mrs. Hourihan served as the senior human resources professional of the Boston Public Schools District, Boston, Massachusetts. For two years prior thereto, Mrs. Hourihan served as Vice President, Human Resources of the Philadelphia Inquirer & Daily News. For four
                                               ---------------------
years prior thereto, Mrs. Hourihan served as Director, Human Resources - Eastern Region of Wang Laboratories, Inc.

     Ms. Mark was elected Vice President, General Counsel and Secretary of the Registrant in April 1998. For one year prior to that, Ms. Mark was a partner in the Business Law Group at Brown, Rudnick, Freed & Gesmer and for eight years prior to that was a partner in the Corporate Law Practice Group at Licht and Seminoff.

     Mr. Yurkevicz was elected Vice President, Marketing of the Registrant in August 1996. For ten years prior thereto, Mr. Yurkevicz served as Principal in the Energy Practice at Mercer Management Consulting.

     Mr. Bishop was elected Assistant Treasurer effective October 1, 1998. For four years prior thereto, Mr. Bishop served as Director of Finance and Revenue Requirements for ProvGas.

* Effective November 30, 1998.
** Effective October 1, 1998.

                                     III-2

DIRECTORS OF THE REGISTRANT
---------------------------

     For information called for by this item, reference is made to pages 2 through 6 of the Registrant's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 14, 1999.

                                     III-3

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  For the information called for by this item, reference is made to pages 7 through 14 of the Registrant's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 14, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

  For the information called for by this item, reference is made to page 15 of the Registrant's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 14, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

  For the information called for by this item, reference is made to page 6 of the Registrant's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 14, 1999.

                                     III-4

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

PROVIDENCE ENERGY CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


(a) Financial Statements and Schedules
    ----------------------------------

Consolidated Balance Sheets--September 30, 1998 and 1997
Consolidated Statements of Income for the years ended September 30,
 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended September 30,
 1998, 1997 and 1996
Consolidated Statements of Capitalization--September 30, 1998
 and 1997
Consolidated Statements of Changes in Common Stockholders' Investment for
 the years ended September 30, 1998, 1997 and 1996
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Consent of Independent Public Accountants

The financial statements and related notes listed above are incorporated by reference from Providence Energy Corporation's Annual Report to Shareholders (see pages 15 through 37 of this Form 10-K) for the year ended September 30, 1998, filed herewith as Exhibit 13.

Schedule II.  Reserves for the years ended September 30, 1998, 1997 and 1996.

  Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b) Reports on Form 8-K
    -------------------

  On September 16, 1998 the Registrant filed a report on Form 8-K regarding the Rhode Island Division of Public Utilities and Carrier's rejection of allegations of preferential treatment received by the Registrant's marketing affiliate.

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

  4.1 First Mortgage Indenture of The Providence Gas Company dated as of January 1, 1922, as supplemented by First through Twelfth Supplemental Indentures (incorporated by reference to Exhibit 10.10 to the Registration Statement of The Providence Gas Company on Form S-1 (Registration No. 2-72726)).

  4.2 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures of The Providence Gas Company dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively (incorporated by reference to Exhibit 4 to the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993).

  4.3 Seventeenth Supplemental Indenture of The Providence Gas Company dated as of November 1, 1993. (Filed as Exhibit 4.5 to the report of the Registrant on Form 10-K for the year ended September 30, 1993 incorporated herein by this reference.)

  4.4 Eighteenth Supplemental Indenture of The Providence Gas Company dated as of December 1, 1995. (Filed as Exhibit 4.6 to the report of the Registrant on Form 10-K for the year ended September 30, 1995 incorporated herein by this reference.)

  4.5 Nineteenth Supplemental Indenture of The Providence Gas Company dated as of April 1, 1998. (Filed as Exhibit 4.5 to the report of The Providence Gas Company on Form 10-K for the year ended September 30, 1998, incorporated herein by this reference.)

  4.6 Stock Rights Agreement (Filed as Exhibit 4.1 to the report of the Registrant on Form 8-K File No. 001-10632 dated July 29, 1998, incorporated herein by this reference.)

 10.1 Material contracts filed as Exhibit 10 (a) through 10 (ff) to Registration Statement of the Registrant on Form S-2 (Registration No. 33-24125), incorporated herein by this reference.

 10.2 Employment Agreement dated October 29, 1997 between James H. Dodge, Chairman, President and Chief Executive Officer of the Registrant. (Filed as Exhibit 10.2 to the report of The Registrant in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.3 Employment Agreement dated October 29, 1997 between James DeMetro, Senior Vice President of The Registrant. (Filed as Exhibit 10.3 to the report of The Registrant in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.4 Employment Agreement dated October 29, 1997 between Robert W. Owens, Senior Vice President of the Registrant. (Filed as Exhibit 10.4 to the report of The Registrant in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.5 Employment Agreement dated October 29, 1997 between Gary S. Gillheeney, Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Registrant. (Filed as Exhibit 10.5 to the report of The Registrant in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.6 Employment Agreement dated July 23, 1998 between James A. Grasso, Vice President, Public and Government Affairs and the Registrant.

  10.7 Employment agreement dated May 26, 1998 between Susann G. Mark, Vice President, General Counsel and Secretary and the Registrant. (Filed as
         Exhibit 10a to Form 10-Q for the quarter ended June 30, 1998, incorporated herein by this reference.)

  10.8 Employment Agreement dated October 29, 1997 between Gerald A. Yurkevicz, Vice President, Marketing and the Registrant. (Filed as
         Exhibit 10.9 to the report of the Registrant in Form 10-K for the year ended September 30, 1997, incorporated herein by this reference.)

  10.9 Redacted gas supply contract dated October 1, 1997 between Duke Energy Trading and Marketing, L.L.C. and The Providence Gas Company. (Filed as Exhibit 10 to the report of The Providence Gas Company on Form 10-Q for the quarter ended June 30, 1998, incorporated herein by this reference.)

  10.10 1989 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989, heretofore filed with the Securities and Exchange Commission).

  10.11 1989 Stock Option Plan (incorporated by reference to Exhibit B to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989, heretofore filed with the Securities and Exchange Commission).

  10.12  Non-Employee Director Stock Plan (incorporated by reference to Exhibit
         4.3 to Form S-8 (Registration No. 333-25415).

  10.13  1998 Performance Share Plan.

  13 Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998. (Pages 1 through 37)

  21     Subsidiaries of the Registrant.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors of
Providence Energy Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Providence Energy Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to the financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP



/s/ Arthur Andersen LLP
-----------------------
Boston, Massachusetts
November 6, 1998

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors of
Providence Energy Corporation:

As independent public accountants, we hereby consent to the incorporation by reference of our report dated November 6, 1998, included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-3, Registration No. 33-62318; S-3, Registration No. 33-70086; S-3, Registration No. 33-31768; S-8, Registration No. 33-31769; S-8, Registration No. 33-31770; S-8,
Registration No. 33-43031; S-8, Registration No. 33-04209; and S-8, Registration No. 333-25415. It should be noted that we have not audited any financial statements of the Company subsequent to September 30, 1998, or performed any audit procedures subsequent to the date of our report.


Arthur Andersen LLP



/s/ Arthur Andersen LLP
-----------------------
Boston, Massachusetts
December 21, 1998

Supplemental Schedule

                       PROVIDENCE ENERGY CORPORATION      Schedule II
                       -----------------------------
                        RESERVES FOR THE YEARS ENDED
                        -----------------------------
          SEPTEMBER 30, 1998, SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
         --------------------------------------------------------------
                           (Thousands of Dollars)

                                                                         Charge
                                                                         for
                                                                         Which
                                          Additions                      Reserves
                               Balance    Charged        Other           Were      Balance
                               9/30/97    to Operations  Add (Deduct)    Created   9/30/98
                               -------    -------------  ------------    -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts          $ 1,811     $ 5,063       $    47          $  4,317   $ 2,604
   Allowance for lease
     receivables -
      current                       27           -             -                 1        26
      other                         48          42             -                 -        90
                               -------     -------       -------          --------   -------
  Total                        $ 1,886     $ 5,105       $    47          $  4,318   $ 2,720
                               =======     =======       =======          ========   =======
 Allowance for lease
   receivables -
     long-term                 $   401     $    72       $     -          $    101   $   372
                               =======     =======       =======          ========   =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes                $21,495     $   820       $   (23)         $      -    22,292
                               -------     -------       -------          --------   -------
 Unamortized investment
   tax credit                    2,375           -             -               158     2,217
                               -------     -------       -------          --------   --------
 Other-
   Liability and
     damage reserve                621         (21)            -               121       479
   Other                         9,236         549          (961)(A)           520     8,304
                               -------     -------       -------          --------   -------
     Total other                 9,857         528          (961)              641     8,783
                               -------     -------       -------          --------   -------
     Total deferred
      credits and
       reserves                $33,727     $ 1,348       $  (984)         $    799   $33,292
                               =======     =======       =======          ========   =======

                                                                           Charge
                                                                           for
                                                                           Which
                                            Additions                      Reserves
                                 Balance    Charged        Other           Were      Balance
                                 9/30/96    to Operations  Add (Deduct)    Created   9/30/97
                                 -------    -------------  ------------    -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful account               $ 3,195     $ 5,200      $     -         $ 6,584   $ 1,811
   Allowance for lease
     receivables -
      current                           27           1            -               1        27
      other                              9          94            -              55        48
                                   -------     -------      -------         -------   -------
  Total                            $ 3,231     $ 5,295      $     -         $ 6,640   $ 1,886
                                   =======     =======      =======         =======   =======
 Allowance for lease
   receivables -
     long-term                     $   403     $   138      $     -         $   140   $   401
                                   =======     =======      =======         =======   =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes                    $20,713     $   782      $     -         $     -   $21,495
                                   -------     -------      -------         -------   -------
 Unamortized investment
   tax credit                        2,533           -            -             158     2,375
                                   -------     -------      -------         -------   -------
 Other-
   Liability and
     damage reserve                    561         281            -             221       621
   Other                             7,583       1,265          925(B)          537     9,236
                                   -------     -------      -------         -------   --------
     Total other                     8,144       1,546          925             758     9,857
                                   -------     -------      -------         -------   --------
     Total deferred
      credits and
       reserves                    $31,390     $ 2,328      $   925         $   916   $33,727
                                   =======     =======      =======         =======   =======

                                                                            Charge
                                                                            for
                                                                            Which
                                             Additions                      Reserves
                                  Balance    Charged        Other           Were      Balance
                                  9/30/95    to Operations  Add (Deduct)    Created   9/30/96
                                  -------    -------------  ------------    -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts               $  1,995    $ 5,078        $      -      $3,878    $  3,195
   Allowance for lease
     receivables -
      current                            337          3               -         313          27
      other                               80         17               -          88           9
                                    --------     ------        --------      ------    --------
  Total                             $  2,412     $5,098        $      -      $4,279    $  3,231
                                    ========     ======        ========      ======    ========
 Allowance for lease
   receivables -
     long-term                      $    651    $ 1,179        $      -      $1,427    $    403
                                    ========    =======        ========      ======    ========
DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes
                                    $ 18,734    $ 1,943        $     36(C)   $    -     $20,713
 Unamortized investment             --------    -------        --------      ------     -------
   tax credit                          2,691          -               -         158       2,533
 Other-                             --------    -------        --------      ------    --------
   Liability and
     damage reserve
   Other                                 334        520               -         293         561
                                       5,307      1,303           1,742(B)      769       7,583
     Total other                    --------   --------        --------      ------    --------
                                       5,641      1,823           1,742       1,062       8,144
     Total deferred                 --------   --------        --------      ------    --------
      credits and
       reserves                     $ 27,066    $ 3,766        $  1,778      $1,220    $ 31,390
                                    ========    =======        ========      ======    ========


(A)   Principally an adjustment to the regulatory pension liability.
(B) Principally an accrual for environmental investigation and remediation costs in addition to an adjustment to the regulatory pension liability.
(C) Represents adjustments to the regulatory asset and liability for SFAS No. 109 activity.

INCORPORATION BY REFERENCE INTO REGISTRATION STATEMENTS ON FORM S-8

    For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of Registrant's Registration Statements on Form S-8 Nos. 33-31769, 33-31770, 33-43031, 33-04209, and 333-25415.

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

                  PROVIDENCE ENERGY CORPORATION

                  By   /s/JAMES H. DODGE
                       ----------------------------------------
                        James H. Dodge, Chairman,
                        President and CEO

                  Date December 22, 1998
                       ----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                      Title                           Date
        ---------                      -----                           ----

/s/JAMES H. DODGE           Chairman, President and CEO              12/22/98
------------------------                                             --------
James H. Dodge              (Principal Executive Officer)

/s/GARY S. GILLHEENEY       Senior Vice President, Chief             12/22/98
------------------------                                             --------
Gary S. Gillheeney          Financial Officer, Treasurer
                            and Assistant Secretary

/s/GILBERT R. BODELL, JR.   Director                                 12/22/98
------------------------                                             --------
Gilbert R. Bodell, Jr.

/s/JOHN H. HOWLAND          Director                                 12/22/98
------------------------                                             --------
John H. Howland

/s/DOUGLAS H. JOHNSON       Director                                 12/22/98
------------------------                                             --------
Douglas H. Johnson

/s/WILLIAM KREYKES          Director                                 12/22/98
------------------------                                             --------
William Kreykes

/s/PAUL F. LEVY             Director                                 12/22/98
------------------------                                             --------
Paul F. Levy

/s/ROMOLO A. MARSELLA       Director                                 12/22/98
------------------------                                             --------
Romolo A. Marsella

/s/M. ANNE SZOSTAK          Director                                 12/22/98
------------------------                                             --------
M. Anne Szostak

/s/KENNETH W. WASHBURN      Director                                 12/22/98
------------------------                                             --------
Kenneth W. Washburn

/s/W. EDWARD WOOD           Director                                 12/22/98
------------------------                                             --------
W. Edward Wood