Form 10-Q
period 1998-12-31
PROVIDENCE ENERGY CORP
filed 1999-02-12
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1998
                               ----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________ to ______________________

Commission file number                       1-10032
                       ------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Rhode Island                                   05-0389170
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
         or organization)                               Identification No.)

                100 Weybosset Street, Providence, Rhode Island  02903
-----------------------------------------------------------------------------
                  (Address of principal executive offices)
                              (Zip Code)

                                  401-272-9191
-----------------------------------------------------------------------------
              Registrant's telephone number, including area code

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 5,982,604 shares outstanding at February 12,
---------------------------------------------------------------------------
1999.
-----

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                               DECEMBER 31, 1998



                                                               PAGE
PART I:      FINANCIAL INFORMATION


Item 1       Financial Statements

             Consolidated Statements of Income for the
             three and twelve months ended
             December 31, 1998 and 1997                        I-1

             Consolidated Balance Sheets as of
             December 31, 1998, December 31, 1997 and
             September 30, 1998                                I-2

             Consolidated Statements of Cash Flows for the
             three months ended December 31, 1998 and 1997     I-3

             Consolidated Statements of Capitalization as of
             December 31, 1998, December 31, 1997 and
             September 30, 1998                                I-4

             Notes to Consolidated Financial Statements        I-5

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations     I-10

PART II:     OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                  II-1

             Signature                                         II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                                                    PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                                    ----------------------------------------------
                                                         CONSOLIDATED STATEMENTS OF INCOME
                                                         ---------------------------------
                                                         FOR THE PERIODS ENDED DECEMBER 31
                                                         ---------------------------------
                                                                 (Unaudited)
                                                                 -----------
                                                         THREE MONTHS          TWELVE MONTHS
                                                         ------------          -------------
                                                          1998    1997         1998     1997
                                                         --------------        -------------
                                                        (thousands, except per share amounts)
Energy revenues                                      $ 63,161   $ 67,942   $216,525   $224,324
Cost of energy                                         34,889     39,939    117,683    127,035
                                                     --------   --------   --------   --------
 Operating margin                                      28,272     28,003     98,842     97,289
                                                     --------   --------   --------   --------

Operating expenses:
 Operation and maintenance                             13,500     12,057     53,436     49,451
 Depreciation and amortization                          4,355      3,579     15,261     13,354
 Taxes:
  State gross earnings                                  1,638      1,780      5,476      6,049
  Local property and other                              2,055      1,967      8,451      7,892
  Federal income                                        1,690      2,249      3,069      4,465
                                                     --------   --------   --------   --------
Total operating expenses                               23,238     21,632     85,693     81,211
                                                     --------   --------   --------   --------

Operating income                                        5,034      6,371     13,149     16,078

Other, net                                                118        175        519        220
                                                     --------   --------   --------   --------

Income before interest expense
and preferred dividends of
subsidiary                                              5,152      6,546     13,668     16,298
                                                     --------   --------   --------   --------

Interest expense:
 Long-term debt                                         1,552      1,490      6,453      6,012
 Other                                                    516        597      1,917      1,992
 Interest capitalized                                     (76)       (83)      (249)      (267)
                                                     --------   --------   --------   --------
                                                        1,992      2,004      8,121      7,737
                                                     --------   --------   --------   --------

Income after interest expense                           3,160      4,542      5,547      8,561

Preferred dividends of subsidiary                        (104)      (139)      (452)      (591)
                                                     --------   --------   --------   --------

Net income                                           $  3,056   $  4,403   $  5,095   $  7,970
                                                     ========   ========   ========   ========

Net income per
common share - basic                                 $    .51   $    .75   $    .86   $   1.37
                                                     ========   ========   ========   ========
Net income per
common share - diluted                               $    .51   $    .75   $    .86   $   1.37
                                                     ========   ========   ========   ========
Weighted average number of
shares outstanding:
 Basic                                                5,974.0    5,868.4    5,946.1    5,817.7
                                                     ========   ========   ========   ========
 Diluted                                              5,985.0    5,875.8    5,956.6    5,823.0
                                                     ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                          PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                          ----------------------------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                            (thousands)

                                                            (Unaudited)
                                                            -----------

                                          December 31,   December 31,  September 30,
                                            1998          1997          1998
                                          ------------------------------------------
ASSETS
------
Gas plant, at original cost                $332,181      $306,323    $   324,502
 Less - Accumulated depreciation
 and plant acquisition adjustments          124,130       113,585        122,007
                                           --------      --------    -----------
                                            208,051       192,738        202,495
                                           --------      --------    -----------
Other property, net                           2,610         3,428          2,692
                                           --------      --------    -----------

Current assets:
 Cash and temporary cash investments          2,580         4,690          2,006
 Accounts receivable, less allowance of
  $3,076 at 12/31/98, $2,178 at
  12/31/97 and $2,720 at 9/30/98             28,794        45,953         14,067
 Unbilled revenues                            9,921        10,978          1,665
 Inventories, at average cost -
  Liquefied natural gas, propane,
   and underground storage                      517           446            656
  Materials and supplies                      1,246         1,321          1,433
 Prepaid and refundable taxes                 2,860         2,719          5,377
 Prepayments                                  1,874           738          1,853
                                           --------      --------    -----------
                                             47,792        66,845         27,057
                                           --------      --------    -----------
Investments                                   3,143             -          2,169
                                           --------      --------    -----------
Deferred charges and other assets            18,771        14,995         18,997
                                           --------      --------    -----------
Total assets                               $280,367      $278,006    $   253,410
                                           ========      ========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)              $173,155      $168,919    $   173,254
                                           --------      --------    -----------

Current liabilities:
 Notes payable                               27,159        38,170         20,079
 Current portion of long-term debt            3,337         3,724          3,233
 Accounts payable                            27,568        18,359          9,325
 Accrued taxes                                2,993         5,096          2,714
 Accrued vacation                             1,687         1,620          1,706
 Customer deposits                            3,022         3,441          3,034
 Other                                        5,606         4,775          6,773
                                           --------      --------    -----------
                                             71,372        75,185         46,864
                                           --------      --------    -----------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                               22,836        21,733         22,292
 Unamortized investment tax credits           2,178         2,334          2,217
 Other                                       10,826         9,835          8,783
                                           --------      --------    -----------
                                             35,840        33,902         33,292
                                           --------      --------    -----------
Commitments and contingencies                     -             -              -
                                           --------      --------    -----------

Total capitalization and liabilities       $280,367      $278,006    $   253,410
                                           ========      ========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE THREE MONTHS ENDED DECEMBER 31
                    --------------------------------------

                                                            (Unaudited)
                                                      ----------------------
                                                          1998        1997
                                                      -----------  ---------
                                                            (thousands)
Cash provided by Operating Activities:
    Income after interest expense                      $  3,160   $  4,542
    Items not requiring cash:
        Depreciation and amortization                     4,142      3,600
        Change as a result of regulatory actions                     1,500
        Gain on sale of financial instruments              (216)         -
        Deferred Federal income taxes                       539        237
        Amortization of investment tax credits              (39)       (41)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                           (14,727)   (10,239)
          Unbilled revenues                              (8,256)    (8,295)
          Deferred gas costs                                  -        231
          Inventories                                       326        157
          Prepaid and refundable taxes                    2,517      1,347
          Prepayments                                       (21)       304
          Accounts payable                               17,543      5,573
          Accrued taxes                                     284      2,594
          Accrued vacation, customer deposits
            and other                                    (1,198)      (894)
          Deferred charges and other                      1,267       (287)
                                                       --------   --------
    Net cash provided by operating activities             5,321        329
                                                       --------   --------
Investing Activities:
    Expenditures for property, plant
      and equipment, net                                 (7,851)    (5,861)
    Expenditures for business acquisitions                    -       (982)
    Investment in joint venture                            (947)         -
    Proceeds from sale of financial
      instruments, net                                      162          -
                                                       --------   --------
    Net cash used in investing activities                (8,636)    (6,843)
                                                       --------   --------
Financing Activities:
    Proceeds from exercise of stock options                  14          -
    Payments on long-term debt                           (1,842)    (1,948)
    Increase in notes payable, net                        7,080     13,436
    Cash dividends on preferred shares                     (104)      (139)
    Cash dividends on common shares                      (1,259)    (1,208)
                                                       --------   --------
    Net cash provided by financing activities             3,889     10,141
                                                       --------   --------
Increase in cash and temporary cash investments             574      3,627
Cash and temporary cash investments at beginning
  of period                                               2,006      1,063
                                                       --------   --------
Cash and temporary cash investments at end             $  2,580   $  4,690
  of period                                            ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during period for-
    Interest (net of amount capitalized)               $  2,115   $  1,763
    Income taxes (net of refunds)                      $     19   $      -
  Schedule of non-cash investing activities
    Capital lease obligations for equipment            $    115          -


The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                                 (Unaudited)
                                                 -----------

                                              December 31,  December 31,   September 30,
                                                  1998           1997           1998
                                             --------------------------------------------
Common stockholders' investment:
   Common stock, $1 par
     Authorized - 20,000 shares
     Outstanding - 5,983 at 12/31/98,
                    5,905 at 12/31/97
                    and 5,969 at
                    9/30/98                   $  5,983      $  5,905      $  5,969
   Amount paid in excess of par                 59,498        57,896        59,198
   Retained earnings                            24,512        25,831        23,067
                                              --------      --------      --------
 Total Common equity                            89,993        89,632        88,234
                                              --------      --------      --------

 Unrealized gain on financial
   instruments                                      38             -            65
                                              --------      --------      --------

 Cumulative preferred stock of subsidiary:
     Redeemable 8.7% Series, $100 par
     Authorized - 80 shares
     Outstanding - 48 shares as of
       12/31/98 and 9/30/98 and 64
       shares as of 12/31/97                     4,800         6,400         4,800
                                              --------      --------      --------

 Long-term debt:
   First Mortgage Bonds                         75,728        69,600        77,328
   Other long-term debt                          4,750         5,451         4,890
   Capital leases                                1,183         1,560         1,170
                                              --------      --------      --------

 Total long-term debt                           81,661        76,611        83,388

 Less current portion                            3,337         3,724         3,233
                                              --------      --------      --------

 Long-term debt, net                            78,324        72,887        80,155
                                              --------      --------      --------

 Total capitalization                         $173,155      $168,919      $173,254
                                              ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Accounting Policies
-------------------

    It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1998 filed on Form 10-K are adequate to make the information presented not misleading.

Rates and Regulation
--------------------

    The Providence Gas Company (ProvGas), a wholly owned subsidiary of the Registrant, is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (Energize RI or the Plan) among ProvGas, the RI Division of Public Utilities and Carriers (Division), the Energy Council of Rhode Island, and the George Wiley Center. Effective for the period from October 1, 1997 to September 30, 2000, Energize RI provides firm customers with a price decrease of approximately four percent in addition to a three-year price freeze. Under Energize RI, the Gas Charge Clause (GCC) mechanism has been suspended for the entire term. Energize RI also requires ProvGas to make significant capital investments to improve its distribution system. Capital investments required by Energize RI are estimated to total approximately $26 million over its three-year term. In addition, Energize RI requires ProvGas to fund the Low-Income Assistance Program at an annual level of $1 million, the Demand Side Management Rebate Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by requiring ProvGas to provide unbundled service offerings up to 10 percent per year of firm deliveries.

    As part of Energize RI, ProvGas will amortize approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period. Also, in connection with the Plan, ProvGas wrote-off approximately $1.5 million of previously deferred gas costs in October 1997.

    Under Energize RI, ProvGas may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

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

    In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. ProvGas believes the causes of these two events were beyond its control and thus considers them as Changes. In fiscal 1999, ProvGas intends to file with the Division for recovery of a portion of these losses. These factors continue to adversely affect ProvGas in fiscal 1999. Under the Plan's design, which assumed normal weather, ProvGas should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity during the remainder of Energize RI is substantially impaired.

Gas Supply
----------

    As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, ProvGas entered into a full requirements gas supply
   ---------------------
contract with Duke Energy Trading and Marketing, L.L.C. (DETM) for a term of three years. Under the contract, DETM guarantees to meet ProvGas' supply requirements; however, ProvGas must purchase all of its gas supply exclusively from DETM. Under the contract, ProvGas transferred responsibility for its pipeline capacity resources, storage contracts, and Liquefied Natural Gas (LNG) capacity to DETM. As a result, ProvGas' gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

    As well as providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover ProvGas' non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to ProvGas' transportation service customers including enhanced balancing, standby and the storage and peaking services available under ProvGas' approved Firm Transportation (FT-2) storage service effective December 1, 1997. DETM will receive the supply related revenues from these services in exchange for providing the supply management inherent in these services.

    Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent ProvGas makes such changes ProvGas must keep DETM whole for the value lost over the remainder of the contract period. This relieves ProvGas of the need to perform certain upstream supply management functions which will make it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

    ProvGas has entered into an agreement to amend its existing service contract with Algonquin LNG, Inc. (ALNG), a subsidiary of Duke Energy. ALNG is the owner and operator of a LNG tank located in Providence, Rhode Island. ProvGas relies upon this service to provide gas supply into its distribution system. The agreement, subject to regulatory approvals, is expected to begin on November 1, 1999. Under the terms of the agreement, ALNG will replace and expand the vaporization capability at the tank and make other necessary improvements to modernize the tank and ensure its reliable operation in the future. ProvGas will receive enhanced gas supply capability and will no longer be responsible for compressing boil-off from the LNG tank before delivering that form of gas supply into its distribution system. ProvGas will receive $2.6 million from ALNG as reimbursement for costs associated with the project including labor, engineering and legal expenses that will result as part of this arrangement.

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

    At December 31, 1998, the Registrant was aware of five sites at which future costs may be incurred.

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

    During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1998, approximately $2.2 million had been spent primarily on studies at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation is expected to begin in April 1999 and will continue for a duration of three to six months. During the remediation process, the remaining one-third of the property will also be investigated and remediated if necessary.

    At December 31, 1998, the Registrant compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $3.4 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant has accrued $3.4 million at December 31, 1998, for anticipated future remediation costs at this site.

    Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of December 31, 1998, the Registrant has extracted the underground oil storage tank and has removed some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in preliminary negotiations to sell the property back to the previous owner, who would continue to remediate the site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant reported this to the DEM and the Rhode Island Department of Health and has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

    In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. The current operator conducted tests that support a finding that the Registrant may be partially responsible for some of the contamination. Additional investigation is underway to determine the extent of the problem and the Registrant's responsibility.

    In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in, Rates and Regulations, effective October 1,
                                   ---------------------
1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of December 31, 1998, ProvGas has charged environmental assessment and remediation costs of $2.7 million and an estimated $3.4 million in future costs to the accumulated depreciation reserve and has amortized $.6 million of these costs.

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

Net Income per Common Share
---------------------------

    A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended December 31 is as follows:

                        Three Months     Twelve Months
                       1998      1997     1998     1997
                      -------  -------  -------  -------

Weighted average
shares                5,974.0  5,868.4  5,946.1  5,817.7

Effect of dilutive
stock options            11.0      7.4     10.5      5.3
                      -------  -------  -------  -------

Weighted average
shares diluted        5,985.0  5,875.8  5,956.6  5,823.0
                      =======  =======  =======  =======

    The net income used in the calculation for basic and diluted earnings per share calculations agrees with the net income appearing in the consolidated financial statements.

New Accounting Pronouncements
-----------------------------

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for the Registrant's fiscal year ending September 30, 1999, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement requires additional disclosure only and will not affect the financial position or results of operations of the Registrant.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for the Registrant's fiscal year ending September 30, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at a company's election, before January 1, 1998).

   The Registrant has not yet quantified the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It applies to all nongovernmental entities and is effective for the Registrant's financial statements for fiscal year ending September 30, 2000. The provisions of this SOP should be applied to internal-use software costs incurred in fiscal years subsequent to December 15, 1998 for all projects, including those projects in progress upon initial application of the SOP.

   The SOP establishes accounting standards for the determination of capital or expense treatment of expenditures for computer software developed or obtained for internal use based upon the stage of development. The SOP defines three stages as (1) Preliminary Project, (2) Application Development and (3) Post-Implementation/Operation. As a general rule, the Preliminary Project and Post-Implementation/Operation phase expenditures are expensed and Application Development expenditures are capitalized.

   The Registrant will adopt the SOP upon the effective date and assess its impact at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Providence Energy Corporation (the Registrant) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, which constitute "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

     All statements other than statements of historical facts included in this annual report regarding the Registrant's financial position and strategic initiatives and addressing industry developments, are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial and business conditions; changes in government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant and its suppliers and customers to modify or redesign their computer systems to work properly in the year 2000; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

     The Registrant's energy revenues and net income have decreased while operating margin has increased for the comparable periods presented as shown in the table below:

(000's)
                              Three Months                                   Twelve Months
                            Ended December 31                              Ended December 31
                                                            Percent                                  Percent
                              1998      1997     Change     Change        1998      1997    Change    Change
                              ----      ----     ------     ------        ----      ----    ------    ------
Energy revenues             $63,161   $67,942    $(4,781)   (7.0)        $216,525  $224,324  $(7,799)   (3.5)
                            =======   =======    ========   =====        ========  ========  ========  ======


Operating margin            $28,272   $28,003    $   269     1.0         $ 98,842  $ 97,289  $ 1,553     1.6
                            =======  ========    ========   =====        ========  ========  ========  ======


Net income                  $ 3,056   $ 4,403    $(1,347)  (30.6)        $  5,095  $  7,970  $(2,875)  (36.1)
                            =======   =======    ========  ======        ========  ========  ========  ======

Operating Margin
----------------

    During the latest quarter, the Registrant experienced weather that was 14 percent warmer than the same quarter last year. This warmer weather resulted in decreased margin of approximately $2.5 million. This decrease was partially offset by the write-off of $1.5 million of previously deferred gas costs in the first quarter of fiscal 1998 in connection with Energize RI.

    The Registrant experienced weather that was 15 percent warmer for the twelve months ended December 31, 1998 versus the same period last year. The warmer temperatures resulted in ProvGas realizing decreased margin of approximately $7.4 million compared to last year. Offsetting the warmer than normal weather was $9.4 million of margin generated under Energize RI which became effective October 1, 1997. This additional margin includes $9.1 million associated with adjusting the Gas Charge Clause (GCC) mechanism.

    Additionally ProvGas', non-firm margin decreased $1.6 million when compared with the twelve months ended last year. Prior to Energize RI, ProvGas was allowed to recover approximately $3.0 million in non-firm margin under the terms of the Integrated Resource Plan (IRP), subject to ProvGas' ability to generate sufficient gas cost savings for customers. As a result of Energize RI, ProvGas retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternative fuels, ProvGas experienced a decrease in non-firm sales and transportation margin.

    As part of Energize RI, the performance-based ratemaking mechanism (Mechanism) under the IRP was terminated in September 1997. During the previous twelve month period ProvGas recorded $1.5 million in additional margin as a result of this Mechanism. Thus, a decrease in margin from the twelve months ended this year to the same period last year occurred because this Mechanism was no longer available.

    Non-regulated operating margins increased by approximately $1.0 million during the latest quarter compared to the same quarter last year and $4.1 million for the twelve months ended December 31, 1998 versus the same period last year. The Registrant's acquisition of two oil distribution companies in November 1997 contributed approximately $.5 million for the three months ended December 31,1998 and $2.7 million for the twelve months ended December 31, 1998 versus the same periods last year. However, the margin earned from oil sales was lower than expected due to warmer weather.

    An increase in the number of customers and sales volumes at ProvEnergy Services contributed to an increase of non-regulated operating margin of $.5 million for the three months ended December 31,1998 and $1.4 million for the twelve months ended December 31, 1998 versus the same periods last year.

Operating and Maintenance Expenses
----------------------------------

    Overall, operating and maintenance expenses increased approximately $1.4 million or 12.0 percent from the same quarter last year and approximately $4.0 million or 8.1 percent for the twelve months ended December 31, 1998 when compared to the same twelve month period last year. Approximately $.6 million of the increase for the three-month period was attributable to the Registrant's acquisition of two oil distribution companies in November 1997. Additionally, the Registrant recognized income in the first quarter of fiscal 1998 as a result of the Registrant's joint efforts with Southern Energy, Inc. to conduct a retail energy distribution business under the name Providence-Southern. These joint efforts ended in May 1998. ProvEnergy Services continued this business venture.

    ProvGas' operating and maintenance expenses increased primarily due to normal recurring pay increases.

    The Registrant's twelve-month increase in operating and maintenance expenses was primarily attributable to the Registrant's acquisition of two oil companies during November 1997. This increase was partially offset by decreases in ProvGas' expenses, primarily bad debts. The decrease in bad debts was attributable to improved collection experience and the implementation of new credit policies, as well as decreased operating revenues from warmer than normal weather.

    The Registrant continually reviews its operating expenses in order to keep expenses as low as possible; however, expenses can vary from year to year.


Depreciation and Amortization Expenses
--------------------------------------

    Depreciation and amortization expense increased approximately $.8 million or
21.7 percent compared to the same quarter last year and approximately $1.9 million or 14.3 percent for the twelve months ended December 31, 1998 versus the same period last year. This increase was the result of increased capital spending for Energize RI commitments including technology projects as well as the amortization of previously deferred environmental costs incurred by ProvGas. Effective October 1, 1997, ProvGas began amortizing environmental costs over a ten-year period in accordance with Energize RI.

Taxes
-----

    Taxes for the current quarter versus last year decreased approximately $.6 million or 10.2 percent and decreased approximately $1.4 million or 7.7 percent for the current twelve-month period versus last year. The decrease in taxes, mainly State gross earnings and Federal income, was the result of lower operating revenues and lower pretax earnings.

Other, net
----------

    Other, net decreased approximately $.1 million in the current quarter versus the same quarter during the prior year. The decrease is primarily the result of a reduction in fees earned by the Registrant for providing energy management services to Salve Regina University during the quarter ended December 31, 1998 as compared to the same quarter last year.

    Other, net increased approximately $.3 million for the twelve months ended December 31, 1998. The majority of the increase consists of fees earned by the Registrant for providing energy management services and interest income earned as a result of Federal income tax refunds from amending prior year tax returns.

Interest Expense
----------------

    Interest expense remained flat during the latest quarter compared to the same quarter last year and increased approximately $.4 million or 5.0 percent during the latest twelve months compared to the same twelve months last year. The Registrant's acquisition of two oil distribution companies in November 1997 and the issuance by ProvGas of the Series S First Mortgage Bonds in April 1998 were the primary reasons for the twelve-month increase. Offsetting the increase was a decrease in short-term borrowings, as a result of the Series S First Mortgage Bond issuance, which caused short-term interest expense to decrease.

FUTURE OUTLOOK

Regulatory

   Under Energize RI, ProvGas may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the Rhode Island Public Utilities Commission (RIPUC).

   As part of Energize RI, ProvGas is permitted to file with the RI Division of Public Utilities and Carriers (Division) for the recovery of the impact of exogenous changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in ProvGas' costs or revenues which are beyond ProvGas' reasonable control." Any disputes regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

   In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. ProvGas believes the causes of these two events were beyond its control and thus considers them as Changes. In fiscal 1999, ProvGas intends to file with the Division for recovery of a portion of these losses. These factors continue to adversely affect ProvGas in fiscal 1999. Under the Plan's design, which assumed normal weather, ProvGas should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity during the remainder of Energize RI is substantially impaired.

   In 1998, North Attleboro Gas Company, a small natural gas distribution subsidiary with over 3,500 customers located in Massachusetts, received approval from the Massachusetts Department of Telecommunications and Energy (MDTE) of a settlement agreement unbundling its rates. This agreement, which unbundled the cost of gas from the cost of distribution, was part of a comprehensive statewide unbundling initiative being directed by the MDTE. During the first quarter of fiscal 1999 certain large commercial customers have been given the opportunity to select unbundled service. In fiscal 2000, it is expected that North Attleboro Gas Company will further introduce unbundled service offerings and make competitive choice available to all customers, both residential and commercial.

LIQUIDITY AND CAPITAL RESOURCES

   The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. Management believes its available financings are sufficient to meet these seasonal needs.

   The Registrant's cash flow from operating activities increased approximately $5.0 million for the quarter ended December 31, 1998 compared to the same period last year. This increase was primarily due to a temporary increase in ProvGas' accounts payable for gas supply due to the timing of payments made to Duke Energy Trading and Marketing, L.L.C. (DETM). Offsetting this increase was the prior year receipt of funds in the first quarter of fiscal 1998 in relation to the sale of ProvGas' working gas in storage to DETM.

     Capital expenditures for the quarter ended December 31, 1998 of $7.8 million increased $2.0 million or 34 percent when compared to the $5.9 million for the same period last year. This spending increase was due primarily to ProvGas' continuing efforts to move its information technology systems from a mainframe to a client server environment. Anticipated capital expenditures for the remainder of fiscal 1999 and 2000 are expected to total approximately $52.7 million.

     During the current quarter, the Registrant's cash flow from financing activities decreased $6.3 million due primarily to a reduction in short-term borrowings. This reduction is primarily due to the increase in cash flow from operating activities as discussed above. In September 1998, ProvGas repurchased $6.4 million of Series M First Mortgage Bonds. ProvGas issued $15 million in Series T First Mortgage Bonds on February 8, 1999, the proceeds of which were used to reduce borrowings under its lines of credit as well as for general corporate purposes. The Series T bonds are for a 30 year term at an interest rate of 6.5 percent. ProvGas estimates savings of approximately $1.8 million over the life of the new debt. ProvGas has received an order from the Division which permits the amortization of the Series M bond repurchase premium over the life of the Series T bonds.

YEAR 2000 UPDATE

     The Registrant's company-wide Year 2000 Project is proceeding on schedule. The Project addresses the problem arising from the use in software programs and computing infrastructure of two-digit years to define the applicable year, rather than four-digit years, and from time-sensitive software that may recognize a date using "00" as the last two digits of the year 1900, rather than the year 2000.

Readiness

     The Registrant recognizes that the products and services that the Registrant provides to its customers are essential, and senior management has made Year 2000 readiness a top priority. The Registrant's Year 2000 Project Office is working with two international consulting firms to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has organized the Project around the following four major areas:

1.   Information Technology (IT) Systems

     The Registrant continues to implement its technology plan developed in 1992 which includes the migration from a mainframe centric to a client server centric environment. The migration includes the replacement of the Customer Information System (CIS) which supports the business function of customer inquiry, service orders and billing. It also includes the replacement of its business applications such as financial, human resources, and procurement with an Enterprise Resource Planning (ERP) system. These new business applications have been represented to be Year 2000 ready by their respective vendors. This migration is expected to be completed by June 30, 1999.

     The Registrant has completed an inventory and assessment of its remaining IT systems and IT infrastructure. All mission critical systems are expected to be remediated, upgraded or replaced and tested by June 30, 1999.

     The Registrant has implemented procurement policies as part of its efforts to ensure Year 2000 readiness. These policies address any future changes to the Registrant's IT systems environment and its future acquisitions of IT systems.

2.   Embedded Systems

     Embedded microprocessors are found in equipment deployed in the Registrant's distribution and facility operations. The distribution area includes, but is not limited to, the monitoring, storage, measurement and control of the flow of natural gas. The facility area includes, but is not limited to, back-up power supply, HVAC and security at the Registrant's offices.

     The Registrant has completed the assessment of its embedded components. Many of the components associated with the Registrant's mission critical systems have been identified as Year 2000 ready. A remediation plan for mission critical embedded systems has been completed and implementation of this plan is underway. Remediation and testing of mission critical embedded systems is scheduled to be completed by June 30, 1999. Remediation and testing of all other embedded systems is planned to be completed by September 30, 1999.

3.   Upstream/Downstream

     The Registrant has developed a plan to identify its major suppliers and customers and will evaluate their Year 2000 readiness through a combination of correspondence, telephone interviews, and site visits. The Registrant is actively participating with the Rhode Island Y2K (Year 2000) Group which acts as a communication forum for key customers as well as the other essential suppliers of services such as telecommunications, water and electric.

     The Registrant has contacted its major suppliers critical to the delivery of natural gas to ProvGas' system, including interstate pipelines, DETM, New England Electric System and Bell Atlantic. All suppliers have indicated that they are following a comprehensive program on a timely schedule designed to (1) inventory and identify equipment and systems that are date sensitive;(2) assess, test, remediate, and/or replace such equipment and/or systems; (3) maintain continuity of service through preparation and implementation of an appropriate contingency plan; and (4) assess the Y2K program and compatibility of important upstream suppliers. While the Registrant cannot guarantee Y2K readiness of these and other suppliers, information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The Registrant's plan to address the assessment of third parties provides for contacting all other critical suppliers by March 31, 1999. The assessment of all other suppliers will continue throughout 1999. Any risk areas that surface as a result of these assessments will be addressed in contingency planning.

4.   Contingency Planning

     The Registrant has contingency plans in place for response to certain emergency operational situations. The Registrant has begun conducting workshops to develop actionable contingency plans which will address risks to its major business processes due to the Year 2000 computer problem. Such contingency plans may include using manual procedures and arranging for alternative suppliers. The Registrant expects its Year 2000 contingency plans to be in place by June 30, 1999, with continued refinement throughout 1999.

Year 2000 Costs

     The Registrant has developed a preliminary comprehensive budget for all phases of its Year 2000 effort. The Registrant expects to capitalize Year 2000 costs incurred on behalf of ProvGas with a five-year amortization period consistent with the regulatory treatment approved by the RIPUC under ProvGas' Energize RI program. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for Year 2000 costs.


     As of December 31, 1998, ProvGas had deferred Year 2000 costs of approximately $3.2 million which includes $.7 million for the assessment phase of the Year 2000 effort. Remaining activities include project management and consulting for the Year 2000 Project Office, contingency planning and testing of the IT infrastructure and IT business systems. Costs for these activities, together with previously deferred Year 2000 costs, are expected to range from $8 million to $11 million. These estimated costs include external contractors and service providers, as well as the purchase of computer hardware and software.

     These estimates do not include Year 2000 costs which may be incurred by joint ventures or partnerships for which the Registrant does not have primary operating responsibility or costs of implementing the new CIS and ERP systems pursuant to ProvGas' ongoing technology plan. Additionally, the Registrant does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for the information systems group. Substantially all of these costs are currently included in the rates being charged to ProvGas' customers under Energize RI, and therefore are being expensed as they are incurred.

     These cost estimates and the dates on which the Registrant plans to complete Year 2000 modification and testing processes and contingency planning are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of technological and certain other resources, the accuracy of third party assurances and other factors. There can be no guarantee that these estimates will be achieved, and actual results may differ from those discussed above.

Risk Assessment

     No amount of preparation and testing can guarantee Year 2000 readiness. However, the Registrant believes that it has taken and will take appropriate preventative measures designed to minimize disruption before, during and after January 1, 2000.

     The successful implementation by ProvGas of its CIS and ERP systems and the upgrade of its Supervisory Control and Data Acquisition software applications prior to January 1, 2000 are critical to enable the Registrant to avoid significant business disruption in Year 2000. In addition, a disruption in the extraction or processing, transmission or storage of gas or its distribution due to Year 2000 problems experienced by the Registrant's gas suppliers could prevent those suppliers from delivering a sufficient amount of gas to enable the Registrant to serve certain customer segments. Even if the flow of gas is not disrupted, customers may not be able to receive gas if electrical service is disrupted.

     In the event Super Service Oil Company is unable to obtain supplies of oil from third parties, its customers may not be able to receive oil necessary to heat their facilities or residences.

     Because of the difficulty of assessing Year 2000 readiness of these suppliers and others outside the control of the Registrant, the Registrant considers potential disruptions by these third parties to present the "reasonably likely worst case scenario." The Registrant's inability to serve its customers could result in increased costs, loss of revenue and potential claims.

     The Rhode Island Public Utilities Commission has opened a generic docket to investigate the readiness of regulated utilities for the millennium. Hearings are scheduled for February 17 and 18, 1999. ProvGas has been requested to present information regarding its Year 2000 readiness.

     This Year 2000 update contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from those described herein.

     PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
     ----------------------------------------------



PART II. OTHER INFORMATION
-------  -----------------

Item 6 (a). Exhibits
--------------------

  10a. Performance Share Award Agreement dated January 1, 1999 between James H. Dodge, Chairman, President, and Chief Executive Officer and the Registrant.

  10b. Performance Share Award Agreement dated January 1, 1999 between James Demetro, Senior Vice President and the Registrant.

  10c. Performance Share Award Agreement dated January 1, 1999 between Gary S. Gillheeney, Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary and the Registrant.

  10d.  Performance Share Award Agreement dated January 1, 1999 between Robert
W. Owens, Senior Vice President and the Registrant.

  10e.  Performance Share Award Agreement dated January 1, 1999 between Susann
G. Mark, Vice President, General Counsel and Secretary and the Registrant.

  10f. Liquified Natural Gas Service Precedent Agreement dated December 11, 1998 between Algonquin LNG, Inc. and the Registrant. (Filed as exhibit 10a to the report of The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)


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



                    Providence Energy Corporation
                    (Registrant)



                    BY:/s/  Gary S. Gillheeney
                       --------------------------------
                            GARY S. GILLHEENEY
                            Senior Vice President,
                            Chief Financial Officer,
                            Treasurer and Assistant
                            Secretary


Dated:  February 12, 1999
        -----------------