Form 10-Q
period 1999-03-31
PROVIDENCE ENERGY CORP
filed 1999-05-14
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                               ------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________ to _____________________

Commission file number                    1-10032
                       -------------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 6,003,732 shares outstanding at May 13, 1999.
----------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                                MARCH 31, 1999



PART I:    FINANCIAL INFORMATION                                     PAGE

Item 1     Financial Statements

           Consolidated Statements of Income for the
           three, six and twelve months ended
           March 31, 1999 and 1998                                    I-1

           Consolidated Balance Sheets as of
           March 31, 1999, March 31, 1998 and
           September 30, 1998                                         I-2

           Consolidated Statements of Cash Flows for the
           six months ended March 31, 1999 and 1998                   I-3

           Consolidated Statements of Capitalization as of
           March 31, 1999, March 31, 1998 and
           September 30, 1998                                         I-4

           Notes to Consolidated Financial Statements                 I-5

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations              I-11

PART II:   OTHER INFORMATION

Item 5     Other Information                                          II-1

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
                        ------------------------------
                                  (Unaudited)

                                                         THREE MONTHS             SIX MONTHS
                                                     --------------------   -----------------------
                                                       1999       1998       1999           1998
                                                     -------------------   ------------------------
                                                         (thousands, except per share amounts)

Energy revenues                                      $ 94,446   $ 87,796   $157,607       $155,738
Cost of energy                                         51,607     49,123     86,496         89,062
                                                     --------   --------   --------       --------
 Operating margin                                      42,839     38,673     71,111         66,676
                                                     --------   --------   --------       --------

Operating expenses:
 Operation and maintenance                             14,859     13,746     28,359         25,803
 Depreciation and amortization                          4,373      3,790      8,728          7,369
 Taxes:
  State gross earnings                                  2,494      2,221      4,132          4,001
  Local property and other                              2,404      2,305      4,459          4,272
  Federal income                                        5,657      5,052      7,347          7,301
                                                     --------   --------   --------       --------
Total operating expenses                               29,787     27,114     53,025         48,746
                                                     --------   --------   --------       --------

Operating income                                       13,052     11,559     18,086         17,930

Other, net                                                175        168        293            343
                                                     --------   --------   --------       --------

Income before interest expense
and preferred dividends of
subsidiary                                             13,227     11,727     18,379         18,273
                                                     --------   --------   --------       --------

Interest expense:
 Long-term debt                                         1,692      1,482      3,244          2,972
 Other                                                    667        644      1,183          1,241
 Interest capitalized                                     (94)       (73)      (170)          (156)
                                                     --------   --------   --------       --------
                                                        2,265      2,053      4,257          4,057
                                                     --------   --------   --------       --------

Income after interest expense                          10,962      9,674     14,122         14,216

Preferred dividends of subsidiary                        (105)      (139)      (209)          (278)
                                                     --------   --------   --------       --------

Net income                                           $ 10,857   $  9,535   $ 13,913       $ 13,938
                                                     ========   ========   ========       ========

Net income per
common share - basic                                 $   1.81   $   1.61   $   2.32       $   2.37
                                                     ========   ========   ========       ========
Net income per
common share - diluted                               $   1.81   $   1.61   $   2.32       $   2.36
                                                     ========   ========   ========       ========
Weighted average number of
shares outstanding:
 Basic                                                5,996.5    5,915.3    5,985.3        5,891.9
                                                     ========   ========   ========       ========
 Diluted                                              6,006.9    5,928.5    5,996.0        5,902.1
                                                     ========   ========   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
------   ---------------------
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
                                 -----------

                                                          TWELVE MONTHS
                                                  ----------------------------
                                                        1999            1998
                                                  ----------------------------
                                               (thousands, except per share amounts)

 Energy revenues                                      $223,175        $232,174
 Cost of energy                                        120,167         129,220
                                                      --------        --------
  Operating margin                                     103,008         102,954
                                                      --------        --------

 Operating expenses:
  Operation and maintenance                             54,549          50,267
  Depreciation and amortization                         15,844          13,847
  Taxes:
   State gross earnings                                  5,749           5,962
   Local property and other                              8,550           8,094
   Federal income                                        3,674           5,929
                                                      --------        --------
 Total operating expenses                               88,366          84,099
                                                      --------        --------

 Operating income                                       14,642          18,855

 Other, net                                                526             280
                                                      --------        --------

 Income before interest expense
 and preferred dividends of
 subsidiary                                             15,168          19,135
                                                      --------        --------

 Interest expense:
  Long-term debt                                         6,663           5,982
  Other                                                  1,940           2,111
  Interest capitalized                                    (270)           (282)
                                                      --------        --------
                                                         8,333           7,811
                                                      --------        --------

 Income after interest expense                           6,835          11,324

 Preferred dividends of subsidiary                        (418)           (556)
                                                      --------        --------

 Net income                                           $  6,417        $ 10,768
                                                      ========        ========

 Net income per
 common share - basic                                 $   1.08        $   1.84
                                                      ========        ========
 Net income per
 common share - diluted                               $   1.07        $   1.84
                                                      ========        ========
 Weighted average number of
 shares outstanding:
  Basic                                                5,966.4         5,851.8
                                                      ========        ========
  Diluted                                              5,977.7         5,859.2
                                                      ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    I-1 (a)

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                                                                    (Unaudited)
                                                                                           ----------------------------------
                                                                                            March 31,  March 31,  September 30,
                                                                                             1999        1998       1998
                                                                                           ----------------------------------
ASSETS
------
Gas plant, at original cost                                                                $340,048   $311,090    $   324,502
 Less - Accumulated depreciation
 and plant acquisition adjustments                                                          127,729    116,655        122,007
                                                                                           --------   --------    -----------
                                                                                            212,319    194,435        202,495
                                                                                           --------   --------    -----------
Other property, net                                                                           2,517      3,380          2,692
                                                                                           --------   --------    -----------

Current assets:
 Cash and temporary cash investments                                                          6,364      3,390          2,006
 Accounts receivable, less allowance of
  $4,885 at 3/31/99, $3,142 at
  3/31/98 and $2,720 at 9/30/98                                                              45,401     45,636         14,067
 Unbilled revenues                                                                            7,387      6,323          1,665
 Inventories, at average cost -
  Liquefied natural gas, propane,
   and underground storage                                                                      403        599            656
  Materials and supplies                                                                      1,428      1,202          1,433
 Prepaid and refundable taxes                                                                 2,026      2,818          5,355
 Prepayments                                                                                  1,782        795          1,853
                                                                                           --------   --------    -----------
                                                                                             64,791     60,763         27,035
                                                                                            -------   --------    -----------
Investments                                                                                   5,021          -          2,169
                                                                                           --------   --------    -----------
Deferred charges and other assets                                                            20,244     15,885         18,997
                                                                                           --------   --------    -----------
Total assets                                                                               $304,892   $274,463    $   253,388
                                                                                           ========   ========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)                                                              $195,864   $175,275    $   173,232
                                                                                           --------   --------    -----------

Current liabilities:
 Notes payable                                                                               17,146     21,684         20,079
 Current portion of long-term debt                                                            3,313      3,825          3,233
 Accounts payable                                                                            33,119     21,050          9,325
 Accrued taxes                                                                                8,084      8,558          2,714
 Accrued vacation                                                                             1,992      1,843          1,706
 Customer deposits                                                                            3,010      3,269          3,034
 Accrued environmental expense                                                                3,400          -              -
 Accrued interest                                                                             1,584      1,114          1,481
 Accrued workers compensation                                                                   596        487            530
 Accrued compensation                                                                         1,558      1,052          1,337
 Other                                                                                        3,324      2,911          4,115
                                                                                           --------   --------    -----------
                                                                                             77,126     65,793         47,554
                                                                                           --------   --------    -----------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                                                                               23,380     21,969         22,292
 Unamortized investment tax credits                                                           2,138      2,295          2,217
 Accrued environmental expense                                                                    -      1,750          1,750
 Other                                                                                        6,384      7,381          6,343
                                                                                           --------   --------    -----------
                                                                                             31,902     33,395         32,602
                                                                                           --------   --------    -----------
Commitments and contingencies

Total capitalization and liabilities                                                       $304,892   $274,463    $   253,388
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
                       ---------------------------------

                                                         (Unaudited)
                                                     ---------------------
                                                        1999       1998
                                                     ----------------------
                                                         (thousands)
Cash provided by Operating Activities:
    Income after interest expense                      $ 14,122   $ 14,216
    Items not requiring cash:
        Depreciation and amortization                     8,728      7,369
        Change as a result of regulatory actions              -      1,500
        Gain on sale of financial instruments              (357)         -
        Deferred Federal income taxes                     1,077        473
        Amortization of investment tax credits              (79)       (80)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                           (31,334)    (9,985)
          Unbilled revenues                              (5,722)    (3,640)
          Deferred gas costs                                  -         80
          Inventories                                       258        119
          Prepaid and refundable taxes                    3,367      1,248
          Prepayments                                        71        258
          Accounts payable                               23,794      8,230
          Accrued taxes                                   5,263      6,046
          Accrued interest                                  103        (85)
          Accrued compensation                              221       (891)
          Accrued vacation, accrued workers
            compensation, customer deposits
            and other                                      (463)       248
          Deferred charges and other                     (1,550)       171
                                                       --------   --------
    Net cash provided by operating activities            17,499     25,277
                                                       --------   --------
Investing Activities:
    Expenditures for property, plant
      and equipment, net                                (16,153)   (11,088)
    Expenditures for business acquisitions                    -     (2,469)
    Investment in joint venture                          (3,032)         -
    Proceeds from sale of financial
      instruments, net                                      426          -
                                                       --------   --------
    Net cash used in investing activities               (18,759)   (13,557)
                                                       --------   --------
Financing Activities:
    Proceeds from exercise of stock options                  14          -
    Issuance of mortgage bonds                           15,000          -
    Redemption of preferred stock                        (1,600)    (1,600)
    Payments on long-term debt                           (2,129)    (2,220)
    Decrease in notes payable, net                       (2,933)    (2,853)
    Cash dividends on preferred shares                     (209)      (278)
    Cash dividends on common shares                      (2,525)    (2,442)
                                                       --------   --------
    Net cash provided (used) by financing
      activities                                          5,618     (9,393)
                                                       --------   --------
Increase in cash and temporary cash investments           4,358      2,327
Cash and temporary cash investments at beginning
  of period                                               2,006      1,063
                                                       --------   --------
Cash and temporary cash investments at end
  of period                                            $  6,364   $  3,390
                                                       ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)               $  4,085   $  3,992
    Income taxes (net of refunds)                      $    511   $  1,426
  Schedule of non-cash investing activities:
    Capital lease obligations for equipment            $    115   $      -


The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)


                                                (Unaudited)
                                                -----------
                                          March 31,     March 31,   September 30,
                                             1999           1998        1998
                                          ---------------------------------------
Common stockholders' investment:
Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding- 6,007 at 3/31/99,
                   5,926 at 3/31/98
                   and 5,969 at
                   9/30/98                   $  6,007   $  5,926    $  5,969
  Amount paid in excess of par                 59,873     58,273      59,198
  Retained earnings                            33,753     33,771      23,067
                                             --------   --------    --------
  Accumulated other comprehensive
  earnings (loss):
   Unrealized gain (loss) on
     financial instruments                        (30)         -          43
                                             --------   --------    --------
Total Common equity                            99,603     97,970      88,277
                                             --------   --------    --------


Cumulative preferred stock of subsidiary:
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 32 shares as of
      3/31/99 and 48 shares
      as of 3/31/98 and 9/30/98                 3,200      4,800       4,800
                                             --------   --------    --------

Long-term debt:
  First Mortgage Bonds                         90,728     69,600      77,328
  Other long-term debt                          4,597      5,297       4,890
  Capital leases                                1,049      1,433       1,170
                                             --------   --------    --------

Total long-term debt                           96,374     76,330      83,388

Less current portion                            3,313      3,825       3,233
                                             --------   --------    --------

Long-term debt, net                            93,061     72,505      80,155
                                             --------   --------    --------

Total capitalization                         $195,864   $175,275    $173,232
                                             ========   ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

1. Accounting Policies
   -------------------

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

2. Reclassifications
   -----------------

  Certain prior period amounts have been reclassified for consistent presentation with the current period.

3.  Rates and Regulation
    --------------------

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

  Under Energize RI, ProvGas may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC. As of March 31, 1999, no deferred revenue has been recorded by ProvGas.

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

  In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. ProvGas believes the causes of these two events were beyond its reasonable control and thus considers them as Changes. In March 1999, ProvGas reached an agreement with the Division for exogenous changes of $2.45 million. Currently the RIPUC is reviewing the exogenous change agreement to ensure consistency with the terms of Energize RI. Absent favorable recovery for the Changes and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity during the final year of Energize RI is substantially impaired.

4.  Gas Supply
    ----------

  As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, ProvGas entered into a full requirements gas supply
   ---------------------
contract with Duke Energy Trading and Marketing, L.L.C. (DETM) for a term of three years. Under the contract, DETM guarantees to meet ProvGas' supply requirements; however, ProvGas must purchase all of its gas supply exclusively from DETM. Under the contract, ProvGas transferred responsibility for its pipeline capacity resources, storage contracts and liquefied natural gas (LNG) capacity to DETM.

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

  Included in the DETM contract are a number of other important features. ProvGas has retained the right to continue to make portfolio changes to reduce supply costs. To the extent ProvGas makes such changes ProvGas must keep DETM whole for the value lost over the remainder of the contract period. Outsourcing day to day supply management relieves ProvGas of the need to perform certain upstream supply management functions which will make it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

          ProvGas has entered into an agreement to amend its existing service contract with Algonquin LNG, Inc. (ALNG), a subsidiary of Duke Energy. ALNG is the owner and operator of a LNG tank located in Providence, Rhode Island. ProvGas relies upon this service to provide gas supply into its distribution system. The agreement, subject to regulatory approvals, is expected to begin on November 1, 1999. Under the terms of the agreement, ALNG will replace and expand the vaporization capability at the tank and make other necessary improvements to modernize the tank and ensure its reliable operation in the future. ProvGas will receive enhanced gas supply capability and will no longer be responsible for compressing boil-off from the LNG tank before delivering it into its distribution system. Under the terms of the agreement, ProvGas will receive approximately $2.6 million. Of the $2.6 million, approximately $900,000 represents reimbursement for costs incurred by ProvGas related to the project including labor, engineering and legal expenses that will result as part of this arrangement. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under ProvGas' contract with DETM as reimbursement for the additional costs that DETM will incur when the ALNG storage capacity is released to DETM as provided for in the gas supply contract described above.

  In April 1999 ProvGas was notified by ALNG that it was declaring force majeure as provided for under the terms of the existing service agreement, so that the LNG tank could be emptied, inspected and if necessary, repaired. The replacement, expansion and modernization described above is not expected to be affected by the additional work being done on the tank.

5.  Environmental Matters
    ---------------------

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

 At March 31, 1999, the Registrant was aware of five sites at which future costs may be incurred.

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

  During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of March 31, 1999, approximately $2.6 million had been spent primarily on studies and the formulation of remediation work plans at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation is expected to begin this fiscal year and will continue for a duration of three to six months. During this remediation period, the remaining one-third of the property will also be investigated and remediated if necessary.

  The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $3.4 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant accrued $3.4 million at March 31, 1999 for anticipated future remediation costs at this site.

  Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of coal tar waste at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of March 31, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury disposed of on the site, as well as some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The

Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site. The purchase and sale agreement is anticipated to be signed during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste on the site. The Registrant remains responsible for cleanup of any mercury released into adjacent water. Contamination from scrapped meters and regulators, which were discovered in 1997, were reported to the DEM and the Rhode Island Department of Health and the Registrant has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

  In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. Both parties have been designated as PRPs. Currently, a work plan is being created, which will be presented to DEM for approval. Once approved, an investigation will begin in order to determine the extent of the problem and the Registrant's responsibility. The Registrant has entered into a cost sharing agreement with the current operator of the property, under which the Registrant will be held responsible for approximately 20 percent of the costs related to the investigation. Costs incurred to date by the Registrant for this investigation have been less than $100,000.

  In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1,
                                  ---------------------
1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of March 31, 1999, ProvGas has charged environmental assessment and remediation costs of $3.2 million and an estimated $3.4 million in future costs to the accumulated depreciation reserve and has amortized $.7 million of these costs.

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

6.  Net Income per Common Share
    ---------------------------

  A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended March 31 is as follows:


                               Three Months       Six Months      Twelve Months
                              1999     1998     1999     1998     1999     1998
                             -------  -------  -------  -------  -------  -------

Weighted average
shares, basic                5,996.5  5,915.3  5,985.3  5,891.9  5,966.4  5,851.8

Effect of dilutive
stock options                   10.4     13.2     10.7     10.2     11.3      7.4
                             -------  -------  -------  -------  -------  -------
Weighted average
shares, diluted              6,006.9  5,928.5  5,996.0  5,902.1  5,977.7  5,859.2
                             =======  =======  =======  =======  =======  =======

  The net income used in the basic and diluted earnings per share calculations agrees with the net income appearing in the consolidated financial statements.

7.  Comprehensive Income
    --------------------

   Effective October 1, 1998, the Registrant adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

   The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the six months ended March 31:






                             Unrealized Holding
                              Gains (Losses) on    Reclassification
                                 Investments       Adjustments for        Other
                             Arising During the   Gains Included in   Comprehensive
(In thousands)                     Period             Net Income      Income (Loss)
------------------------------------------------------------------------------------

1999
Pretax (loss)                      $(25)               $(86)             $(111)
Income tax benefit                   (9)                (29)               (38)
                                   ----                ----              -----
   Net change                      $(16)               $(57)             $ (73)
                                   ====                ====              =====

8.  New Accounting Pronouncements
    -----------------------------

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for the Registrant's fiscal year ending September 30, 1999, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement requires additional disclosure only and will not affect the financial position or results of operations of the Registrant.

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

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". It applies to all nongovernmental entities and is effective for the Registrant's financial statements for fiscal year ending September 30, 2000. The provisions of this SOP should be applied to internal-use software costs incurred in fiscal years subsequent to December 15, 1998 for all projects, including those projects in progress upon initial application of the SOP.

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

  All statements other than statements of historical facts included in this Form 10-Q regarding the Registrant's financial position and strategic initiatives and addressing industry developments, are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial and business conditions; changes in government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant and its suppliers and customers to modify or redesign their computer systems to work properly in the year 2000; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

  The Registrant's energy revenues, operating margin and net income for the three, six and twelve months ended March 31, 1999 and for comparable periods ended March 31, 1998 are as follows:

(thousands)

                              Three Months        Six Months        Twelve Months
                             Ended March 31      Ended March 31     Ended March 31
                             1999     1998      1999      1998     1999      1998
                            -------  -------  --------  --------  --------  --------
Energy revenues             $94,446  $87,796  $157,607  $155,738  $223,175  $232,174
                            =======  =======  ========  ========  ========  ========

Operating margin            $42,839  $38,673  $ 71,111  $ 66,676  $103,008  $102,954
                            =======  =======  ========  ========  ========  ========

Net income                  $10,857  $ 9,535  $ 13,913  $ 13,938  $  6,417  $ 10,768
                            =======  =======  ========  ========  ========  ========

Operating Margin
----------------

  During the latest quarter, operating margin increased $4.1 million or 10.8 percent compared to the same quarter last year.

  The Providence Gas Company (ProvGas) experienced weather that was 10.3 percent colder than the same quarter last year. The colder temperatures resulted in increased margin of approximately $2.6 million compared to the same quarter last year. Additionally, customer growth resulted in additional margin of approximately $500,000 during the current quarter.

  Nonregulated operating margin increased approximately $900,000 versus the same quarter last year. The additional margin is attributable to an increase in the number of customers and sales volumes.

  During the current six month period, weather has been similar in comparison to the same six month period last year. Customer growth has resulted in approximately $600,000 in additional margin for the six-month period this year in comparison to last year. Additionally, margin increased this year over last year as a result of a one-time write off of $1.5 million in fiscal year 1998 of previously deferred gas costs in connection with Energize RI.

   Nonregulated operating margin for the six-month period ended March 31, 1999 has increased $1.9 million. As in the three-month period this increase is due primarily to an increase in the number of customers and sales volumes.

  Overall, operating margin was flat for the twelve months ended March 31, 1999 compared to the same period last year. ProvGas experienced weather that was 6 percent warmer for the twelve months ended March 31, 1999 as compared to the same period last year. The warmer temperatures resulted in the Registrant recognizing decreased margin of $1.3 million compared to last year. Offsetting the warmer than normal weather was $2.5 million of margin generated under Energize RI as a result of adjusting the Gas Charge Clause mechanism on October 1, 1997.

  ProvGas' non-firm margin decreased $1.2 million when compared with the twelve months ended last year. Prior to Energize RI, ProvGas was allowed to recover approximately $3.0 million in non-firm margin under the terms of the Integrated Resource Plan (IRP), subject to ProvGas' ability to generate sufficient gas cost savings for customers. As a result of Energize RI, ProvGas retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternative fuels, ProvGas experienced a decrease in non-firm sales and transportation margin.

  As part of Energize RI, the performance-based ratemaking mechanism (Mechanism) under the IRP was terminated in September 1997. During the previous twelve month period, ProvGas recorded $1.5 million in additional margin as a result of this Mechanism. Thus, a decrease in margin from the twelve months ended this year to the same period last year occurred because this Mechanism was no longer available.

  Additionally, the last six months of fiscal year 1997 included the impact on margin resulting from the use of seasonal gas cost factors. As a result of no longer using these seasonal gas cost factors since October 1, 1997, margin decreased approximately $3.1 million in total for the twelve-month period. Customer growth contributed approximately $600,000 of additional margin for the twelve-month period ended March 31, 1999 compared to the same period last year.

  Nonregulated operating margin increased approximately $4 million compared to the same period last year. Increased sales of natural gas volumes and a growing customer base contributed to increased operating margin. The Registrant's acquisition of oil distribution companies during November 1997 also contributed to the twelve-month increase.

  Despite warmer than normal weather for the twelve-month period, margin earned increased due to the reasons described above.

Operating and Maintenance Expenses
----------------------------------

  Overall operating and maintenance expenses increased approximately $1.1 million or 8.1 percent and $2.6 million or 9.9 percent versus the comparable three and six-month periods ended March 31 last year.

  The Registrant's operating and maintenance expenses have increased as a result of normal pay increases, severance pay and employee recruiting fees. Providence Energy Services, Inc. (ProvEnergy Services) received expense reimbursements during the first six months of fiscal 1998, as a result of its joint efforts with Southern Energy, Inc. to conduct a retail energy distribution business under the name Providence-Southern. These joint efforts ended in May 1998. ProvEnergy Services continued this venture's business.

  Operating and maintenance expenses have increased approximately $4.3 million or 8.5 percent for the twelve-month period ended March 31, 1999 as compared to the twelve-month period ended March 31, 1998. In addition to the reasons stated above, the increase is also due to the acquisition of oil companies in November 1997. These increases were partially offset by a decrease in ProvGas' bad debt expense. The decrease in bad debts was attributable to improved collection experience and the implementation of new credit policies, as well as decreased operating revenues from warmer than normal weather.

Depreciation and Amortization Expense
-------------------------------------

  Depreciation and amortization expense increased approximately $600,000 or 15.4 percent for the three months ended March 31, 1999, approximately $1.4 million or
18.4 percent for the six months ended March 31, 1999 and approximately $2.0 million or 14.4 percent for the twelve months ended March 31, 1999, versus the same periods last year. These increases are the result of increased capital spending for Energize RI commitments, technology projects, Year 2000 costs, as well as the amortization of environmental costs.

Taxes
-----

  Taxes increased approximately $1.0 million or 10.2 percent for the three months ended March 31, 1999 and $400,000 or 2.3 percent for the six months ended March 31, 1999. For the twelve months ended March 31, 1999, taxes decreased approximately $2.0 million or 10.1 percent. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes increased as a result of capital spending.

Interest Expense
----------------

  Interest expense increased approximately $200,000 or 10.3 percent for the three months ended March 31, 1999, $200,000 or 4.9 percent for the six months ended March 31, 1999 and approximately $500,000 or 6.7 percent during the twelve months ended March 31, 1999, versus the same periods last year. Long-term interest expense has increased a result of ProvGas' Series S First Mortgage Bond issuance in April 1998 and the Series T First Mortgage Bond issuance in February 1999.

FUTURE OUTLOOK
--------------

A) Regulatory

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

  In fiscal year 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. ProvGas believes the causes of these two events were beyond its reasonable control and thus considers them as Changes. In March 1999, ProvGas reached an agreement with the Division for exogenous changes of $2.45 million. Currently, the RIPUC is reviewing the exogenous change agreement to ensure consistency with the terms of Energize RI. Absent favorable recovery for the Changes and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity during the final year of Energize RI is substantially impaired.

  At the conclusion of the latest enrollment period on March 1, 1999, an additional 210 customers had signed up for Business Choice. The program now has approximately 1,700 firm transportation customers with annual deliveries of almost 6 billion cubic feet per year which is approximately 28 percent of ProvGas' total annual firm deliveries. There are 14 different marketers serving ProvGas customers and transporting on the system.

  On April 1, 1999, ProvGas filed with the RIPUC a proposal for enhancements to the Business Choice program. The proposed changes do not generate new revenues for ProvGas but rather affect the terms and conditions under which transportation service is offered.

B) Business Opportunities

  The Registrant's nonregulated companies have significantly contributed to operating margin by adding customers and sales volume and appear to be well positioned to succeed in the rapidly deregulating energy marketplace.

  By focusing on growing its residential customer base and improving its profit margins from commercial customers, Super Service Oil Company (Super Service Oil) expects a substantial improvement in its operating results for fiscal year 1999. For fiscal year 2000, Super Service Oil expects to combine these initiatives with increased customer acquisitions to build the operational scale needed to compete effectively in the marketplace.

  The Registrant's retail energy marketing subsidiary, ProvEnergy Services, also has substantial growth opportunities. In fiscal year 1999, New England gas utilities have continued to unbundle the sale of gas from the distribution of that gas. This has allowed ProvEnergy Services to add a significant number of customers in those markets offering opportunities for unbundled sales of gas.

  The Registrant's joint venture to provide electricity, heat and air conditioning (HVAC) and related services for most of the Providence Place Mall (the Mall) continues to proceed on schedule. Construction of the energy systems for the Mall began last summer and the Registrant expects the entire energy project to be operational in advance of the Mall's scheduled August 1999 opening.

LIQUIDITY AND CAPITAL RESOURCES

  During the current year, the Registrant's cash flow from operating activities decreased approximately $7.8 million for the six months ended March 31, 1999 compared to the same period last year. The decrease was primarily due to the prior year receipt of funds in the first quarter of fiscal 1998 in relation to the sale of ProvGas' working gas in storage to Duke Energy Trading and Marketing, L.L.C. The decrease was offset by a temporary increase in accounts payable related to the timing of gas supply payments.

  Capital expenditures for the six months ended March 31, 1999 of $16.2 million increased $5.1 million or 45.6 percent when compared to $11.1 million for the same period last year. This spending increase was due primarily to ProvGas' continued efforts to move its information technology systems from a mainframe to a client server environment. Capital expenditures for the remainder of fiscal year 1999 and fiscal year 2000 are expected to total approximately $44.5 million.

  During the current six months, the Registrant's cash provided by financing activities increased $15 million. ProvGas issued $15 million in Series T First Mortgage Bonds on February 8, 1999. The proceeds were used to reduce borrowings under its lines of credit as well as for general corporate purposes. The Series T bonds are for a 30 year term at an interest rate of 6.5 percent. ProvGas estimates savings of approximately $1.8 million over the life of the new debt. ProvGas has received an order from the Division which permits the amortization of the Series M bond repurchase premium over the life of the Series T bonds.

YEAR 2000 UPDATE

  The Registrant's company-wide Year 2000 (Y2K) Project is proceeding on schedule. The Project addresses the problem arising from the use in software programs and computing infrastructure of two-digit years to define the applicable year, rather than four-digit years, and from time-sensitive software that may recognize a date using "00" as the last two digits of the year 1900, rather than the year 2000.

Readiness

  The Registrant recognizes that the products and services that the Registrant provides to its customers are essential, and senior management has made Year 2000 readiness a top priority. The Registrant's Year 2000 Project Office is working with two international consulting firms to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has organized the Project around the following four major areas:

1.  Information Technology (IT) Systems

  The Registrant continues to implement its technology plan, which includes the migration from a mainframe centric to a client server centric environment. The migration includes the replacement of the Customer Information System (CIS) which supports the business functions of customer inquiry, service orders and billing. Migration also includes the replacement of business applications such as financial, human resources, and procurement with an Enterprise Resource Planning (ERP) system. These new business applications have been represented to be Year 2000 ready by their respective vendors. Validation testing of these systems for Year 2000 readiness is expected to be completed by June 30, 1999.

  The Registrant completed an inventory and assessment of its existing IT systems and IT infrastructure in March 1999. The Registrant is currently engaged in the implementation phase to achieve Year 2000 readiness. The Registrant has created a Year 2000 test lab to test many of its IT systems. All mission critical systems are expected to be remediated and tested for Year 2000 readiness by June 30, 1999.

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

  The Registrant completed the assessment of its embedded components in March 1999. Many of the components associated with the Registrant's mission critical systems have been identified as Year 2000 ready. Remediation and testing of mission critical embedded systems including ProvGas' Supervisory Control and Data Acquisition gas distribution system was completed this quarter.
Remediation and testing of all other embedded systems is planned to be completed by September 30, 1999.

3.  Upstream/Downstream

  The Registrant has identified its major suppliers and will continue to evaluate their Year 2000 readiness through a combination of correspondence, telephone interviews, and site visits. The Company has had correspondence with all of its major suppliers and none of the correspondence indicated concern for potential business disruption. The Registrant is actively participating with the Rhode Island Y2K Association which acts as a communication forum for key customers as well as the other essential suppliers of services such as telecommunications, water and electric.

  The Registrant has contacted its major suppliers critical to the delivery of natural gas to its system, including interstate pipelines, Duke Energy Trading and Marketing, New England Electric System and Bell Atlantic. All suppliers have indicated that they are following a comprehensive program on a timely schedule designed to (1) inventory and identify equipment and systems that are date sensitive; (2) assess, test, remediate, and/or replace such equipment and/or systems; (3) maintain continuity of service through preparation and implementation of an appropriate contingency plan; and (4) assess the Y2K program and compatibility of important upstream suppliers. While the Registrant cannot guarantee Y2K readiness of these and other suppliers, information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The assessment of all suppliers will continue throughout 1999. Any risk areas that surface as a result of these assessments will be addressed in contingency planning. The Registrant is communicating its Year 2000 readiness to customers in bill stuffers, on its website and in state-sponsored "town meetings" throughout its service territory. The town meetings provide for updates from all the major utilities. They are being held in different locations during April and May. Previously, on February 17, 1999, ProvGas provided testimony to the RIPUC regarding ProvGas' Year 2000 readiness.


4.  Contingency Planning

  The Registrant has contingency plans in place for response to certain emergency operational situations. In addition, the Registrant has completed over thirty workshops to develop actionable contingency plans which will address risks to the top fifty business processes specifically related to the Year 2000 computer problem. Such contingency plans may include using manual procedures and arranging for alternative suppliers. The Registrant expects its Year 2000 contingency plans to be in place by June 30, 1999, with continued refinement throughout 1999.

Year 2000 Costs

  The Registrant has developed a comprehensive budget for all phases of its Year 2000 effort. The Registrant expects to capitalize Year 2000 costs for ProvGas and ProvGas will amortize these costs over a five-year amortization period consistent with the regulatory treatment approved by the RIPUC under the Energize RI program. Additionally, it is ProvGas' practice to communicate with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for Year 2000 costs.

  As of March 31, 1999, the Registrant had deferred Year 2000 costs of approximately $4.4 million which includes $.8 million for the assessment phase of its Year 2000 effort. Remaining activities include project management and consulting for the Year 2000 Project Office, contingency planning and testing of the IT infrastructure and IT business systems. Costs for these activities, together with previously deferred Year 2000 costs, are expected to range from $6.2 million to $9.4 million. These estimated costs include external contractors and service providers and the balance of the unrecovered legacy CIS system that is being replaced, as well as the purchase of computer hardware and software. These estimates do not include Year 2000 costs which may be incurred by joint ventures or partnerships for which the Registrant does not have primary operating responsibility or for the costs of implementing the new CIS and ERP systems pursuant to ProvGas' ongoing technology plan.

  Additionally, the Registrant does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for the information systems group.

  These cost estimates and the dates on which the Registrant plans to complete Year 2000 modification and testing procedures and contingency planning are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of technological and certain other resources, the accuracy of third party assurances and other factors. There can be no guarantee that these estimates will be achieved and actual results may differ from those discussed above.


Risk Assessment

  No amount of preparation and testing can guarantee Year 2000 readiness. However, the Registrant believes that it has taken and will take appropriate preventative measures designed to minimize disruption before, during and after January 1, 2000.

  The successful implementation by ProvGas of its CIS and ERP systems prior to January 1, 2000 is critical to enable ProvGas to avoid significant business disruption in Year 2000. In addition, a disruption in the extraction or processing, transmission or storage of gas or its distribution due to Year 2000 problems experienced by the Registrant's gas suppliers could prevent those suppliers from delivering a sufficient amount of gas to enable ProvGas and ProvEnergy Services to serve certain customer segments. Even if the flow of gas is not disrupted, customers may not be able to receive gas if electrical service is disrupted.

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

  This Year 2000 update contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and actual results may differ materially from those described herein.

PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
----------------------------------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 5    Other Information
---------------------------

  On April 26, 1999 the Directors of the Registrant elected Kenneth W. Hogan as Vice President, Chief Financial Officer and Secretary.

Item 6 (b).  Reports on Form 8-K
--------------------------------

  On March 25, 1999 the Registrant filed a report on Form 8-K regarding an agreement for recovery of exogenous changes which allows ProvGas to recover $2.45 million.

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



                  Providence Energy Corporation
                  (Registrant)



                  BY: /s/ JAMES H. DODGE
                          -------------------
                          JAMES H. DODGE
                          Chairman, President and
                          Chief Executive Officer





Dated:  May 13, 1999
        ------------