Form 10-Q/A
period 1999-03-31
PROVIDENCE ENERGY CORP
filed 1999-05-27
CIK 319651

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

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to
                               --------------------    ---------------------

Commission file number                    1-10032
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 6,003,732 shares outstanding at May 13, 1999.
----------------------------------------------------------------------------
This amendment to the Quarterly Report on Form 10-Q of The Providence Energy Corporation for the quarter ended March 31, 1999 is made solely for the purpose of amending Item 5 Other Information.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 5  Other Information
-------------------------

  On April 26, 1999 the Directors of the Registrant elected Kenneth W. Hogan as Vice President, Chief Financial Officer and Treasurer.

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



                   Providence Energy Corporation
                   (Registrant)



                   BY: /s/ JAMES H. DODGE
                      ---------------------------
                     JAMES H. DODGE
                     Chairman, President and
                     Chief Executive Officer





Dated:  May 25, 1999
       ------------