Form 10-Q
period 1999-06-30
PROVIDENCE ENERGY CORP
filed 1999-08-12
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                              --------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to
                              ---------------------    -------------------

Commission file number                    1-10032
                      ----------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Rhode Island                       05-0389170
--------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

             100 Weybosset Street, Providence, Rhode Island  02903
--------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-9191
--------------------------------------------------------------------------
              Registrant's telephone number, including area code

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
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 6,085,862 shares outstanding at July 30, 1999.
-------------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1999


                                                                  PAGE
PART I:          FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated Statements of Income for the
                 three, nine and twelve months ended
                 June 30, 1999 and 1998                            I-1

                 Consolidated Balance Sheets as of
                 June 30, 1999, June 30, 1998 and
                 September 30, 1998                                I-2

                 Consolidated Statements of Cash Flows for the
                 nine months ended June 30, 1999 and 1998          I-3

                 Consolidated Statements of Capitalization as of
                 June 30, 1999, June 30, 1998 and
                 September 30, 1998                                I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     I-10

PART II:         OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K                 II-1

                 Signature                                        II-2


PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                                          THREE MONTHS          NINE MONTHS          TWELVE MONTHS
                                                       ------------------   -------------------   -------------------
                                                        1999       1998       1999       1998       1999       1998
                                                      --------   --------   --------   --------   --------   --------
                                                                   (thousands, except per share amounts)
 Energy revenues                                      $ 38,737   $ 39,462   $196,344   $195,200   $222,450   $228,715
 Cost of energy                                         18,714     20,135    105,210    109,197    118,746    126,761
                                                      --------   --------   --------   --------   --------   --------
  Operating margin                                      20,023     19,327     91,134     86,003    103,704    101,954
                                                      --------   --------   --------   --------   --------   --------
 Operating expenses:
  Operation and maintenance                             11,877     13,193     40,236     38,996     53,233     51,847
  Depreciation and amortization                          4,267      3,660     12,995     11,029     16,451     14,248
  Taxes:
   State gross earnings                                    951      1,144      5,083      5,145      5,556      6,004
   Local property and other                              2,270      2,163      6,729      6,435      8,657      8,267
   Federal income                                         (393)      (946)     6,954      6,355      4,227      4,830
                                                      --------   --------   --------   --------   --------   --------
 Total operating expenses                               18,972     19,214     71,997     67,960     88,124     85,196
                                                      --------   --------   --------   --------   --------   --------
 Operating income                                        1,051        113     19,137     18,043     15,580     16,758

 Other, net                                                691        181        984        524      1,036        509
                                                      --------   --------   --------   --------   --------   --------
 Income before interest expense
 and preferred dividends of
 subsidiary                                              1,742        294     20,121     18,567     16,616     17,267
                                                      --------   --------   --------   --------   --------   --------
 Interest expense:
  Long-term debt                                         1,799      1,716      5,043      4,688     6,746      6,193
  Other                                                    370        355      1,553      1,596     1,955      2,025
  Interest capitalized                                    (120)       (39)      (290)      (195)     (351)      (263)
                                                      --------   --------   --------   --------  --------   --------
                                                         2,049      2,032      6,306      6,089     8,350      7,955
                                                      --------   --------   --------   --------  --------   --------

 Income (loss) after interest expense                     (307)    (1,738)    13,815     12,478     8,266      9,312

 Preferred dividends of subsidiary                         (69)      (105)      (278)      (383)     (382)      (522)
                                                      --------   --------   --------   --------  --------   --------
 Net income (loss)                                    $   (376)  $ (1,843)  $ 13,537   $ 12,095  $  7,884   $  8,790
                                                      ========   ========   ========   ========  ========   ========
 Net income (loss) per
 common share - basic                                 $   (.06)  $   (.31)  $   2.26   $   2.05  $   1.32   $   1.49
                                                      ========   ========   ========   ========  ========   ========
 Net income (loss) per
 common share - diluted                               $   (.06)  $   (.31)  $   2.25   $   2.04  $   1.31   $   1.49
                                                      ========   ========   ========   ========  ========   ========
 Weighted average number of
 shares outstanding:
  Basic                                                6,012.0    5,935.6    5,994.2    5,906.4   5,985.5    5,885.3
                                                      ========   ========   ========   ========  ========   ========
  Diluted                                              6,023.6    5,935.6    6,005.2    5,916.8   5,996.4    5,894.4
                                                      ========   ========   ========   ========  ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                              (Unaudited)
                                                         June 30,    June 30,    September 30,
                                                           1999        1998           1998
                                                         -------------------------------------
ASSETS
------
Gas plant, at original cost                               $348,393    $318,369  $   324,502
 Less - Accumulated depreciation
 and plant acquisition adjustments                         137,302     123,666      125,976
                                                          --------    --------  -----------
                                                           211,091     194,703      198,526
                                                          --------    --------  -----------
Other property, net                                          2,527       3,485        2,692
                                                          --------    --------  -----------
Current assets:
 Cash and temporary cash investments                         3,104       8,435        2,006
 Accounts receivable, less allowance of
  $4,457 at 6/30/99, $4,054 at
  6/30/98 and $2,720 at 9/30/98                             22,209      23,613       14,067
 Unbilled revenues                                           1,700       1,369        1,665
 Inventories, at average cost -
  Fuel oil and underground gas
   storage                                                     490         734          656
  Materials and supplies                                     1,506       1,208        1,433
 Prepaid and refundable taxes                                3,946       5,024        5,355
 Prepayments                                                 1,965       1,841        1,853
                                                          --------    --------  -----------
                                                            34,920      42,224       27,035
                                                          --------    --------  -----------
Investments                                                  8,775           -        2,169
                                                          --------    --------  -----------
Deferred charges and other assets                           22,935      15,907       18,997
                                                          --------    --------  -----------
Deferred environmental costs                                 7,757       3,844        3,969
                                                          --------    --------  -----------
Total assets                                              $288,005    $260,163  $   253,388
                                                          ========    ========  ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)                             $193,855    $187,022  $   173,232
                                                          --------    --------  -----------
Current liabilities:
 Notes payable                                              22,150       7,836       20,079
 Current portion of long-term debt                           3,137       3,838        3,233
 Accounts payable                                           12,107       9,433        9,310
 Accrued compensation                                        1,764       1,216        1,337
 Accrued environmental expense                               5,000           -            -
 Accrued interest                                            1,318       1,431        1,496
 Accrued taxes                                               5,533       6,932        2,714
 Accrued vacation                                            2,048       1,951        1,706
 Accrued workers compensation                                  563         502          530
 Customer deposits                                           2,843       3,184        3,034
 Deferred revenue (note 3)                                   1,259           -            -
 Other                                                       3,836       2,555        4,115
                                                          --------    --------  -----------
                                                            61,558      38,878       47,554
                                                          --------    --------  -----------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                                              23,925      22,206       22,292
 Unamortized investment tax credits                          2,099       2,256        2,217
 Accrued environmental expense                                   -       1,750        1,750
 Accrued pension                                             5,881       6,612        5,681
 Other                                                         687       1,439          662
                                                          --------    --------  -----------
                                                            32,592      34,263       32,602
                                                          --------    --------  -----------
Commitments and contingencies

Total capitalization and liabilities                      $288,005    $260,163  $   253,388
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
                       ---------------------------------

                                                           (Unaudited)
                                                           -----------
                                                         1999       1998
                                                       --------------------
                                                            (thousands)
Cash provided by Operating Activities:
    Income after interest expense                      $ 13,815   $ 12,478
    Items not requiring cash:
        Depreciation and amortization                    12,995     10,943
        Change as a result of regulatory actions         (1,413)     1,500
        Gain on sale of financial instruments              (347)         -
        Deferred Federal income taxes                     1,616        710
        Amortization of investment tax credits             (118)      (119)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                            (8,142)    11,950
          Unbilled revenues                                 (35)     1,314
          Deferred gas costs                                  -         78
          Inventories                                        93        (22)
          Prepaid and refundable taxes                    1,409       (958)
          Prepayments                                      (112)      (788)
          Accounts payable                                2,797     (3,387)
          Accrued compensation                              427       (728)
          Accrued interest                                 (178)       232
          Accrued taxes                                   2,744      4,420
          Accrued vacation, accrued workers
            compensation, customer deposits
            and other                                       127        614
          Accrued pension                                   200        (21)
          Deferred charges and other                     (1,908)       281
          Deferred environmental costs                     (538)       131
                                                       --------   --------
    Net cash provided by operating activities            23,432     38,628
                                                       --------   --------
Investing Activities:
    Expenditures for property, plant
      and equipment, net                                (24,704)   (19,004)
    Expenditures for business acquisitions                    -     (2,469)
    Investment in joint venture                          (6,759)         -
    Proceeds from sale of financial
      instruments, net                                      422          -
                                                       --------   --------
    Net cash used in investing activities               (31,041)   (21,473)
                                                       --------   --------
Financing Activities:
    Proceeds from exercise of stock options                  14         83
    Issuance of mortgage bonds                           15,000     15,000
    Redemption of preferred stock                        (1,600)    (1,600)
    Payments on long-term debt                           (2,710)    (2,554)
    Increase (decrease) in notes payable, net             2,071    (16,701)
    Cash dividends on preferred shares                     (278)      (383)
    Cash dividends on common shares                      (3,790)    (3,628)
                                                       --------   --------
    Net cash provided by (used in) financing
      activities                                          8,707     (9,783)
                                                       --------   --------
Increase in cash and temporary cash investments           1,098      7,372
Cash and temporary cash investments at beginning
  of period                                               2,006      1,063
                                                       --------   --------
Cash and temporary cash investments at end             $  3,104   $  8,435
  of period                                            ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)               $  6,291   $  5,652
    Income taxes (net of refunds)                      $  2,521   $  1,741
  Schedule of non-cash investing activities:
    Capital lease obligations for equipment            $    115   $      -


The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)


                                                 (Unaudited)
                                                 -----------
                                            June 30,    June 30,   September 30,
                                             1999         1998         1998
                                            ------------------------------------
Common stockholders' investment:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding  6,025 at 6/30/99,
                 5,949 at 6/30/98
                 and 5,969 at
                 9/30/98                     $  6,025    $  5,949    $  5,969
  Amount paid in excess of par                 60,227      58,788      59,198
  Retained earnings                            31,756      30,327      23,067
                                             --------    --------    --------
  Accumulated other comprehensive
  earnings (loss):
   Unrealized gain (loss) on
     financial instruments                         (9)          -          43
                                             --------    --------    --------
Total common equity                            97,999      95,064      88,277
                                             --------    --------    --------

Cumulative preferred stock of subsidiary:
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 32 shares as of
      6/30/99 and 48 shares
      as of 6/30/98 and 9/30/98                 3,200       4,800       4,800
                                             --------    --------    --------
Long-term debt:
  First Mortgage Bonds                         90,728      84,600      77,328
  Other long-term debt                          4,142       5,065       4,890
  Capital leases                                  923       1,331       1,170
                                             --------    --------    --------

Total long-term debt                           95,793      90,996      83,388

Less current portion                            3,137       3,838       3,233
                                             --------    --------    --------

Long-term debt, net                            92,656      87,158      80,155
                                             --------    --------    --------

Total capitalization                         $193,855    $187,022    $173,232
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

3.  Rates and Regulation
    --------------------

  The Providence Gas Company (ProvGas), a wholly-owned subsidiary of the Registrant, is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (Energize RI or the Plan) among ProvGas, the Rhode Island Division of Public Utilities and Carriers (the Division), the Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a price decrease of approximately four percent in addition to a three-year price freeze. Under Energize RI, the Gas Charge Clause mechanism has been suspended for the entire term. Also, in connection with the Plan, ProvGas wrote off approximately $1.5 million of previously deferred gas costs in October 1997. Energize RI also provides for ProvGas to make significant capital investments to improve its distribution system and support economic development. Specific capital improvement projects funded under Energize RI are estimated to total approximately $26 million over its three-year term. In addition, under Energize RI, ProvGas provides funding for the Low-Income Assistance Program at an annual level of $1 million, the Demand Side Management Rebate Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by allowing ProvGas to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

  As part of Energize RI, ProvGas will reclassify and amortize approximately $4.0 million of environmental costs. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period.

  Under Energize RI, ProvGas may earn up to 10.9 percent annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

  As part of Energize RI, ProvGas is permitted to file annually with the Division for the recovery of exogenous changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in ProvGas' costs or revenues which are beyond ProvGas' reasonable control." Any disputes between ProvGas and the Division regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any such Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

  In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. ProvGas believed the causes of these two events were beyond its reasonable control and thus considered them as Changes. In March 1999, ProvGas reached an agreement with the Division, which allowed it to recover $2.45 million in revenue losses attributable to Changes experienced by ProvGas in fiscal 1998. The RIPUC has reviewed the Changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

  During the third quarter of fiscal 1999, ProvGas recognized into revenue $2.45 million for the Changes recovery, and deferred approximately $1.45 million of revenue under the provisions of the earnings cap of Energize RI. As of June 30, 1999, the deferred revenue account, substantially relating to the earnings cap, had a balance of approximately $1.3 million.

4.  Gas Supply
    ----------

  As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, ProvGas entered into a full requirements gas supply
   ---------------------
contract with Duke Energy Trading and Marketing, L.L.C. (DETM), a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years. Under the contract, DETM guarantees to meet ProvGas' supply requirements; however, ProvGas must purchase all of its gas supply exclusively from DETM. In addition, ProvGas transferred responsibility for its pipeline capacity resources, storage contracts and liquefied natural gas (LNG) capacity to DETM.

  In addition to providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover ProvGas' non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to ProvGas' transportation service customers including enhanced balancing, standby and the storage and peaking services available under ProvGas' approved Firm Transportation (FT-2) storage service effective December 1, 1997. DETM will receive the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

  Included in the DETM contract are a number of other important features. ProvGas has retained the right to continue to make portfolio changes to reduce supply costs. To the extent ProvGas makes such changes, ProvGas must keep DETM whole for the value lost over the remainder of the contract period. The outsourcing of day-to-day supply management relieves ProvGas of the need to perform certain upstream supply management functions which will make it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

  ProvGas has entered into an agreement replacing its existing service contract with Algonquin LNG, Inc. (ALNG), a subsidiary of Duke Energy Corporation. ALNG is the owner and operator of a LNG tank located in Providence, Rhode Island. ProvGas relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement, subject to the successful completion of construction, is expected to begin on November 1, 1999. Under the terms of the agreement, ALNG will replace and expand the vaporization capability at the tank and make other necessary improvements to modernize the tank and ensure its reliable operation in the future. ProvGas will receive enhanced gas supply capability and will no longer be responsible for compressing boil-off from the LNG tank before delivery into its distribution system. Under the terms of the agreement, ProvGas will receive approximately $2.6 million from ALNG. Of the $2.6 million, approximately $900,000 represents reimbursement to ProvGas for costs incurred, as well as those that will result, related to the project including labor, engineering and legal expenses. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under ProvGas' contract with DETM as reimbursement for the additional costs that DETM will incur when the ALNG storage capacity is released to DETM as provided for in the gas supply contract described above.

  In June 1999, the Federal Energy Regulatory Commission (FERC) issued an order in Docket Number CP99-113 approving ALNG's project described above. In that order FERC also approved the new 10-year contract between ALNG and ProvGas for service from the tank. Also approved was ProvGas' parallel filing, PR99-8, requesting regulatory authorization to charge ALNG for transportation of gas vaporized for other ALNG customers and transported by ProvGas to the Algonquin pipeline on behalf of those customers.

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

  At June 30, 1999, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites
--------------

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

Providence Site
---------------

  During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1999, approximately $2.8 million had been spent primarily on studies and the formulation of remediation work plans at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required for two-thirds of the property. The remediation began in June and will continue for a duration of approximately six months. During this remediation period, the remaining one-third of the property will also be investigated and remediated if necessary.

  The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $5.0 million to $7.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant accrued $5.0 million at June 30, 1999 for anticipated future remediation costs at this site.

Westerly Site
-------------

  Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of coal tar waste at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of June 30, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury disposed of on the site, as well as some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site. The purchase and sale agreement is anticipated to be signed during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste on the site. The Registrant remains responsible for cleanup of any mercury released into adjacent water. Contamination from scrapped meters and regulators, which was discovered in 1997, was reported to the DEM and the Rhode Island Department of Health and the Registrant has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $100,000.

Allens Avenue Site
------------------

  In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. Both parties have been designated as PRPs. A work plan has been created and approved by DEM. An investigation has begun in order to determine the extent of the problem and the Registrant's responsibility. The Registrant has entered into a cost sharing agreement with the current operator of the property, under which the Registrant will be held responsible for approximately 20 percent of the costs related to the investigation. Costs incurred to date by the Registrant for this investigation have been approximately $100,000. Until the results of the investigation are known, the Registrant can not offer any conclusions as to its responsibility.

General
-------

  In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of June 30, 1999, ProvGas has incurred environmental assessment and remediation costs of $3.6 million and has accrued an estimated $5.0 million in future costs and has amortized $850,000 of these costs.

  Management has begun discussions with other parties who may assist ProvGas in paying the costs associated with the remediation of the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

6.  Net Income per Common Share
    ---------------------------

  A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended June 30 is as follows:

                              Three Months      Nine Months      Twelve Months
                             1999     1998     1999     1998     1999     1998
                            -------  -------  -------  -------  -------  -------
Weighted average
 shares, basic              6,012.0  5,935.6  5,994.2  5,906.4  5,985.5  5,885.3

Effect of dilutive
 stock options                 11.6        -     11.0     10.4     10.9      9.1
                            -------  -------  -------  -------  -------  -------

Weighted average
 shares, diluted            6,023.6  5,935.6  6,005.2  5,916.8  5,996.4  5,894.4
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

   The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the nine months ended June 30:

                                Unrealized Holding  Reclassification
                                Gains (Losses) on    Adjustments for
                                   Investments       Gains (Losses)        Other
                                Arising During the     Included in     Comprehensive
                                      Period           Net Income      Income (Loss)
(In thousands)
-------------------------------------------------------------------------------------
1999
Pretax income (loss)                 $6                 $(84)              $(78)
Income tax (benefit)
 expense                              2                  (28)               (26)
                                ------------------  ----------------   -------------
   Net change                        $4                 $(56)              $(52)
                                ==================  ================   =============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
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

  All statements other than statements of historical facts included in this Form 10-Q regarding the Registrant's financial position and strategic initiatives and addressing industry developments, are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial and business conditions; changes in government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas and oil; development and operating costs; the success of promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant and its suppliers and customers to modify or redesign their computer systems to work properly in the year 2000; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

  The Registrant's energy revenues, operating margin and net income (loss) for the three, nine and twelve months ended June 30, 1999 and for comparable periods ended June 30, 1998 are as follows:

(thousands)
                              Three Months         Nine Months         Twelve Months
                              Ended June 30       Ended June 30        Ended June 30
                             1999       1998      1999      1998      1999      1998
                            -------   -------   --------  --------  --------  --------
Energy revenues             $38,737   $39,462   $196,344  $195,200  $222,450  $228,715
                            =======   =======   ========  ========  ========  ========
Operating margin            $20,023   $19,327   $ 91,134  $ 86,003  $103,704  $101,954
                            =======   =======   ========  ========  ========  ========
Net income (loss)           $  (376)  $(1,843)  $ 13,537  $ 12,095  $  7,884  $  8,790
                            =======   =======   ========  ========  ========  ========

Operating Margin
----------------

  During the latest quarter, operating margin increased approximately $700,000 or 3.6 percent compared to the same quarter last year.

  The Providence Gas Company (ProvGas) experienced weather for the current quarter that was 5.1 percent warmer than the same quarter last year. The warmer temperatures resulted in decreased margin of approximately $500,000 compared to the same quarter last year. Offsetting the warmer than normal weather, ProvGas was permitted to recover $2.45 million in 1998 revenue losses attributable to exogenous changes,reduced by approximately $1.4 million of revenues deferred under the provisions of the earnings cap in the Energize RI program, which has resulted in approximately $1.0 million of additional margin in the current quarter. Also, the Registrant recognized $200,000 of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the pipeline cost tracker feature of the Duke Energy Trading and Marketing, L.L.C. contract.

  Nonregulated operating margin decreased approximately $200,000 versus the same quarter last year. The decrease is attributable to warmer weather which adversely affected both the sale of home heating oil and third party marketer sales of natural gas.

  During the current nine-month period, weather was 1.4 percent warmer when compared to the same nine-month period last year. Due to the warmer weather, ProvGas' margin decreased approximately $400,000. In comparison to the prior year period, margin increased as a result of a one-time write-off of $1.5 million in fiscal year 1998 of previously deferred gas costs in connection with Energize RI. Offsetting the warmer weather, for the current nine-month period, was the $2.45 million of 1998 exogenous changes recovery, which was negotiated with the Rhode Island Division of Public Utilities and Carriers, reduced by $1.45 million of deferred revenue, in order to arrive at a net increase in margin of $1 million. Lastly, ProvGas customer growth has resulted in approximately $600,000 of additional margin.

  Nonregulated operating margin for the nine-month period ended June 30, 1999 has increased $1.7 million. The increase is due primarily to an increase in the number of customers. In addition, acquisitions made in November 1997 in the oil industry fully impacted earnings for the current nine-month period.

  ProvGas experienced weather that was 1.8 percent warmer for the twelve months ended June 30, 1999 as compared to the same period last year. The warmer temperatures decreased margin by $1.3 million compared to the prior year. Offsetting the warmer than normal weather was approximately $1.0 million of margin recognized under Energize RI as a net result of recording 1998 exogenous changes awarded of $2.45 million, reduced by $1.45 million of deferred revenue. Also offsetting the warmer weather was $600,000 of increased margin due to customer growth.

  Additionally, the last three months of fiscal year 1997 included the impact on margin resulting from the use of seasonal gas cost factors. As a result of no longer using these seasonal gas cost factors since October 1, 1997, margin decreased approximately $1.4 million in total for the twelve-month period.

  Nonregulated operating margin increased approximately $2.3 million for the twelve months ended June 30, 1999 compared to the same period last year. Increased sales of natural gas volumes and a growing customer base contributed to increased operating margin. The Registrant's acquisition of oil distribution companies during November 1997 also contributed to the twelve-month increase.

  Despite warmer than normal weather for the twelve-month period, margin earned increased due to the reasons described above.

Operating and Maintenance Expenses
----------------------------------

  Overall operating and maintenance expenses decreased approximately $1.3 million or 10.0 percent versus the comparable three-month period ended June 30 last year. The primary contribution to the decrease was the current one-time reimbursement of previously incurred and anticipated expenses under a newly-approved contract with Algonquin LNG, Inc.

  Operating and maintenance expenses increased approximately $1.2 million or 3.2 percent for the nine-month period ended June 30, 1999 as compared to the same period last year. During the nine months ended June 30, 1999, the decrease noted above has been more than offset by increases due to recruiting qualified employees in a tight labor market and consulting and other costs related to technology initiatives. Additionally, the Registrant's acquisitions of oil distribution companies in November 1997 also contributed to the increase, since the previous period only included 7.5 months of the companies' results.

  Operating and maintenance expenses have increased approximately $1.4 million or 2.7 percent for the twelve-month period ended June 30, 1999 as compared to the twelve-month period ended June 30, 1998. Expenses impacting the nine-month period were also responsible for the twelve month increase.

Depreciation and Amortization Expense
-------------------------------------

  Depreciation and amortization expense increased approximately $600,000 or 16.6 percent for the three months ended June 30, 1999, approximately $2.0 million or
17.8 percent for the nine months ended June 30, 1999 and approximately $2.2 million or 15.5 percent for the twelve months ended June 30, 1999, versus the same periods last year. These increases are the result of increased capital spending; technology projects; Year 2000 costs, which were capitalized under the RIPUC order in accordance with the provisions of Energize RI; and the amortization of environmental costs.

Taxes
-----

  Taxes increased approximately $500,000 or 19.8 percent for the three months ended June 30, 1999 and $800,000 or 4.6 percent for the nine months ended June 30, 1999. For the twelve months ended June 30, 1999, taxes decreased approximately $700,000 or 3.5 percent. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes have increased as a result of capital spending.

Interest Expense
----------------

  Interest expense increased approximately $17,000 or 1.0 percent for the three months ended June 30, 1999, $200,000 or 3.6 percent for the nine months ended June 30, 1999 and approximately $400,000 or 5.0 percent during the twelve months ended June 30, 1999, versus the same periods last year. Long-term interest expense decreased, as a result of ProvGas' Series S First Mortgage Bond issuance in April 1998, which refinanced higher cost long-term debt, but this decrease was more than offset by the Series T First Mortgage Bond issuance in February 1999, which refinanced short-term borrowings to maintain an appropriate capitalization ratio.

FUTURE OUTLOOK
--------------

A) Regulatory

  Under Energize RI, ProvGas may earn up to 10.9 percent annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, ProvGas may not earn less than a seven percent return on average common equity. In the event that ProvGas earns in excess of 10.9 percent or less than seven percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the Rhode Island Public Utilities Commission (RIPUC).

  As part of Energize RI, ProvGas is permitted to file annually with the Rhode Island Division of Public Utilities and Carriers (Division) for the recovery of exogenous changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in ProvGas' costs or revenues which are beyond ProvGas' reasonable control." Any disputes between ProvGas and the Division regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

  In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin resulting from the competitive price of oil in the industrial market. ProvGas believed the causes of these two events were beyond its reasonable control and thus considered them as Changes. In March 1999, ProvGas reached an agreement with the Division which allowed it to recover $2.45 million in revenue losses attributable to Changes experienced by ProvGas in fiscal 1998. The RIPUC has reviewed the Changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

  During the third quarter of fiscal 1999, ProvGas recognized into revenue $2.45 million for the Changes recovery, and deferred approximately $1.45 million of revenue under the provisions of the earnings cap of Energize RI. As of June 30, 1999, the deferred revenue account, substantially relating to the earnings cap, had a balance of approximately $1.3 million.

  At the conclusion of the latest transportation service enrollment period on March 1, 1999, an additional 210 customers had signed up for Business Choice. The program now has approximately 1,700 firm transportation customers with annual deliveries of almost 6 billion cubic feet per year which is approximately 25 percent of ProvGas' total annual firm deliveries. There are 14 marketers serving ProvGas customers and transporting on the system.

  On April 1, 1999, ProvGas filed with the RIPUC a proposal for enhancements to the Business Choice program. The proposed changes do not generate additional revenue for ProvGas but rather affect the terms and conditions under which transportation service is offered.

  During April and May 1999, the Algonquin LNG tank in Providence was completely emptied in order to allow access for internal inspection and, if necessary, repair. As a result, 335,000 million cubic feet of LNG was vaporized from the tank into the ProvGas distribution system. Since the vaporized gas had a heat energy content approximately 30 percent higher than the pipeline supplies normally used, ProvGas' customers' metered volumes were lower because a smaller volume of gas produced the same energy requirement.


B) Business Opportunities

  The Registrant's nonregulated companies have significantly contributed to operating margin by adding customers and sales volume, although they continue to generate a net loss as they position themselves to succeed in the rapidly changing energy marketplace.

  By focusing on growing its residential customer base and improving its profit margins from commercial customers, Super Service Oil Company (Super Service Oil) expects an improvement in its operating results for fiscal year 1999. For fiscal year 2000, Super Service Oil intends to combine these initiatives with future customer acquisitions to build the operational scale needed to compete effectively in the marketplace.

  The Registrant's retail energy marketing subsidiary, ProvEnergy Services, also has substantial growth opportunities. In fiscal year 1999, New England gas utilities have continued to unbundle the sale of the gas commodity from the distribution of that gas. This has allowed ProvEnergy Services to add a significant number of customers in those markets offering opportunities for unbundled sales of the commodity.

  The Registrant's joint venture to provide electricity, heat and air conditioning (HVAC) and related services for most of the Providence Place Mall (the Mall) continues to proceed on schedule. Construction of the energy systems for the Mall began last summer and the Registrant expects the entire energy project to be operational in advance of the Mall's scheduled mid-August 1999 opening.

LIQUIDITY AND CAPITAL RESOURCES

  During the current year, the Registrant's cash flow from operating activities decreased approximately $15.2 million for the nine months ended June 30, 1999 compared to the same period last year. On a comparative basis, the current year cash flow decreased as a result of the prior year reflecting receipt of funds in the first quarter of fiscal 1998 from the sale of ProvGas' working gas in storage to Duke Energy Trading and Marketing, L.L.C. This decrease in operating cash flow was offset by a temporary increase in accounts payable this year related to the timing of such gas supply payments.

  Capital expenditures for the nine months ended June 30, 1999 of $24.7 million reflected an increase of $5.7 million or 30 percent when compared to $19.0 million for the same period last year. This spending increase was due primarily to ProvGas' technology expenditures related to Year 2000 and system enhancements. Capital expenditures for the remainder of fiscal year 1999 and fiscal year 2000 are expected to total approximately $40.9 million.

  During the current nine months, the Registrant's cash provided by financing activities increased $18.5 million. ProvGas issued $15 million in Series T First

Mortgage Bonds on February 8, 1999. The proceeds were used to reduce borrowings under its lines of credit as well as for general corporate purposes. The Series T bonds are for a 30 year term at an interest rate of 6.5 percent. ProvGas estimates savings of approximately $1.8 million over the life of the new debt. ProvGas has received an order from the Division which permits the amortization of the Series M bond repurchase premium over the life of the Series T bonds.

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

Readiness

  The Registrant recognizes that the products and services that the Registrant provides to its customers are essential, and senior management has made Year 2000 readiness a top priority. The Registrant's Year 2000 Project Office has been working with two international consulting firms to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has organized the Project around the following four major areas:

1.  Information Technology (IT) Systems

  The Registrant continues to implement its technology plan, which includes the migration from a mainframe centric to a client server centric environment. The migration includes the replacement of the Customer Information System (CIS) which supports the business functions of customer inquiry, service orders and billing. Migration also includes the replacement of business applications such as financial, human resources, and procurement with an Enterprise Resource Planning (ERP) system. These new business applications have been represented to be Year 2000 ready by their respective vendors. Validation testing of these systems for Year 2000 readiness has been completed. Both the CIS and ERP systems have been successfully placed into operation. The Human Resource (HR) module of the ERP system has not been put into operation. Although the project is progressing well, full implementation of the HR module is expected on or about October 1, 1999.

  The Registrant completed an inventory and assessment of its existing IT systems and IT infrastructure in March 1999. The Registrant has completed the implementation phase to achieve Year 2000 readiness. The Registrant has created a Year 2000 test lab to test many of its IT systems. All mission critical and important systems are remediated and tested for Year 2000 readiness, except for two systems associated with metering and billing for certain commercial transportation customers. One vendor has indicated that the Y2K-ready release of the computer applications will not be available until September 1999. The vendor for the other computer application has delivered Y2K-ready code as of the date of this report and the application is currently undergoing validation testing.

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

  The Registrant has successfully completed the assessment, remediation and testing of all mission critical embedded systems including ProvGas' Supervisory Control and Data Acquisition gas distribution system.

3.  Upstream/Downstream

  The Registrant has contacted all of its major suppliers and none of them have indicated concern for potential business disruption.

  The Registrant's major suppliers critical to the delivery of natural gas to its system, including interstate pipelines, Duke Energy Trading and Marketing, New England Electric System and Bell Atlantic, have indicated that they are following a comprehensive program on a timely schedule designed to achieve Year
2000 readiness.    While the Registrant cannot guarantee Y2K readiness of these and other suppliers, the information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The Registrant will continue to monitor the status of all critical suppliers throughout 1999. Any risk areas that surface as a result of these assessments will be addressed in contingency planning.

  The Registrant is actively participating with the Rhode Island Y2K Association which acts as a communication forum for key customers as well as the other essential suppliers of services such as telecommunications, water and electric. The Registrant is also communicating its Year 2000 readiness to customers in bill stuffers, on its website and in state-sponsored "town meetings" throughout its service territory. On February 17, 1999, ProvGas provided testimony to the RIPUC regarding ProvGas' Year 2000 readiness.

4.  Contingency Planning

  The Registrant has contingency plans in place for response to certain emergency operational situations. In addition, the Registrant has completed over fifty workshops to develop actionable contingency plans which will specifically address risks to the top seventy-two business processes related to the Year 2000 computer problem. Such contingency plans may include using manual procedures and arranging for alternative suppliers. The Registrant has developed Year 2000 contingency plans for 96 percent of its critical business processes. The remaining plans will be completed in the fourth quarter and there will be continued refinement to the plans throughout 1999.

Year 2000 Costs

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

  As of June 30, 1999, the Registrant had deferred Year 2000 costs of approximately $5.0 million. Costs for these activities, together with previously deferred Year 2000 costs, are expected to range from $5.1 million to $6.1 million. These estimated costs include external contractors and service providers and the balance of the unrecovered legacy CIS system that was replaced, as well as the purchase of computer hardware and software. These estimates do not include Year 2000 costs which may be incurred by joint ventures or partnerships for which the Registrant does not have primary operating responsibility or for the costs of implementing the new CIS and ERP systems pursuant to ProvGas' ongoing technology plan.

  Additionally, the Registrant does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for the information systems group.

  These cost estimates and the dates on which the Registrant plans to complete contingency planning are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of technological and certain other resources, the accuracy of third party assurances and other factors. There can be no guarantee that these estimates will be achieved, and actual results may differ from those discussed above.

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

PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
----------------------------------------------

PART II.  OTHER INFORMATION
-------   -----------------

Item 6 (a).  Exhibits
---------------------

  10a. Employment agreement dated May 27, 1999 between Susann G. Mark, Vice President, General Counsel and Corporate Secretary and the Registrant.

  10b. Employment agreement date May 2, 1999 between James M. Stephens, President and Providence Energy Services, Inc.

  10c. Change of control agreement dated May 10, 1999 between Kenneth W. Hogan, Vice President, Chief Financial Officer and Treasurer and the Registrant.

   10d. Employment agreement dated October 1, 1998 between Peter J. Gill, Vice President of Information Technology and The Providence Gas Company.

Item 6 (b).  Reports on Form 8-K
--------------------------------

  On June 9, 1999 the Registrant filed a report on Form 8-K regarding an agreement for recovery of exogenous changes which allowed ProvGas to recover $2.45 million.

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



                                          Providence Energy Corporation
                                          (Registrant)



                                          BY: /s/ KENNETH W. HOGAN
                                                  ----------------
                                                  KENNETH W. HOGAN
                                                  Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer






Dated:  August 12, 1999
        ---------------