Form 10-Q/A
period 1998-12-31
PROVIDENCE ENERGY CORP
filed 1999-12-21
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1998
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________ to _____________________

Commission file number                    1-10032
                       -----------------------------------------------------

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


This amendment to the quarterly report of Providence Energy Corporation on Form 10-Q for the quarter ended December 31, 1998 is made in order reflect the appropriate average revenue rate for unbilled volumes at the end of the period. Restatements in Part I for Item 1 and Item 2 were required.

                         PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

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

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations          I-10

PART II:       OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                       II-1

               Signature                                              II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------


                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                       FOR THE PERIODS ENDED DECEMBER 31
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                         THREE MONTHS         TWELVE MONTHS
                                                     -------------------   -------------------
                                                       1998       1997       1998       1997
                                                     --------   --------   --------   --------
                                                       (thousands, except per share amounts)
Energy revenues                                      $ 64,585   $ 67,942   $217,949   $224,324
Cost of energy                                         34,889     39,939    117,683    127,035
                                                     --------   --------   --------   --------
 Operating margin                                      29,696     28,003    100,266     97,289
                                                     --------   --------   --------   --------

Operating expenses:
 Operation and maintenance                             13,500     12,057     53,436     49,451
 Depreciation and amortization                          4,355      3,579     15,261     13,354
 Taxes:
  State gross earnings                                  1,681      1,780      5,519      6,049
  Local property and other                              2,055      1,967      8,451      7,892
  Federal income                                        2,160      2,249      3,539      4,465
                                                     --------   --------   --------   --------
Total operating expenses                               23,751     21,632     86,206     81,211
                                                     --------   --------   --------   --------

Operating income                                        5,945      6,371     14,060     16,078

Other, net                                                118        175        519        220
                                                     --------   --------   --------   --------

Income before interest expense
and preferred dividends of
subsidiary                                              6,063      6,546     14,579     16,298
                                                     --------   --------   --------   --------

Interest expense:
 Long-term debt                                         1,552      1,490      6,453      6,012
 Other                                                    516        597      1,917      1,992
 Interest capitalized                                     (76)       (83)      (249)      (267)
                                                     --------   --------   --------   --------
                                                        1,992      2,004      8,121      7,737
                                                     --------   --------   --------   --------

Income after interest expense                           4,071      4,542      6,458      8,561

Preferred dividends of subsidiary                        (104)      (139)      (452)      (591)
                                                     --------   --------   --------   --------

Net income                                           $  3,967   $  4,403   $  6,006   $  7,970
                                                     ========   ========   ========   ========

Net income per
common share - basic                                 $    .66   $    .75   $   1.01   $   1.37
                                                     ========   ========   ========   ========
Net income per
common share - diluted                               $    .66   $    .75   $   1.01   $   1.37
                                                     ========   ========   ========   ========
Weighted average number of
shares outstanding:
 Basic                                                5,974.0    5,868.4    5,946.1    5,817.7
                                                     ========   ========   ========   ========
 Diluted                                              5,985.0    5,875.8    5,956.6    5,823.0
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

                                           (Unaudited)
                                           -----------

                                        December 31,  December 31,  September 30,
                                           1998          1997           1998
                                      ---------------------------------------------
ASSETS
------
Gas plant, at original cost                $332,181      $306,323    $324,502
 Less - Accumulated depreciation
 and plant acquisition adjustments          124,130       113,585     122,007
                                           --------      --------    --------
                                            208,051       192,738     202,495
                                           --------      --------    --------
Other property, net                           2,610         3,428       2,692
                                           --------      --------    --------

Current assets:
 Cash and temporary cash investments          2,580         4,690       2,006
 Accounts receivable, less allowance of
  $3,076 at 12/31/98, $2,178 at
  12/31/97 and $2,720 at 9/30/98             28,794        45,953      14,067
 Unbilled revenues                           11,345        10,978       1,665
 Inventories, at average cost -
  Liquefied natural gas, propane,
   and underground storage                      517           446         656
  Materials and supplies                      1,246         1,321       1,433
 Prepaid and refundable taxes                 2,817         2,719       5,377
 Prepayments                                  1,874           738       1,853
                                           --------      --------    --------
                                             49,173        66,845      27,057
                                           --------      --------    --------
Investments                                   3,143             -       2,169
                                           --------      --------    --------
Deferred charges and other assets            18,771        14,995      18,997
                                           --------      --------    --------
Total assets                               $281,748      $278,006    $253,410
                                           ========      ========    ========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)              $174,066      $168,919    $173,254
                                           --------      --------    --------

Current liabilities:
 Notes payable                               27,159        38,170      20,079
 Current portion of long-term debt            3,337         3,724       3,233
 Accounts payable                            27,568        18,359       9,325
 Accrued taxes                                3,463         5,096       2,714
 Accrued vacation                             1,687         1,620       1,706
 Customer deposits                            3,022         3,441       3,034
 Other                                        5,606         4,775       6,773
                                           --------      --------    --------
                                             71,842        75,185      46,864
                                           --------      --------    --------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                               22,836        21,733      22,292
 Unamortized investment tax credits           2,178         2,334       2,217
 Other                                       10,826         9,835       8,783
                                           --------      --------    --------
                                             35,840        33,902      33,292
                                           --------      --------    --------
Commitments and contingencies

Total capitalization and liabilities       $281,748      $278,006    $253,410
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
                    --------------------------------------

                                                             (Unaudited)
                                                             -----------
                                                          1998         1997
                                                      ------------------------
                                                             (thousands)
 Cash provided by Operating Activities:
     Income after interest expense                      $  4,071    $  4,542
     Items not requiring cash:
         Depreciation and amortization                     4,142       3,600
         Change as a result of regulatory actions                      1,500
         Gain on sale of financial instruments              (216)          -
         Deferred Federal income taxes                       539         237
         Amortization of investment tax credits              (39)        (41)
         Changes in assets and liabilities
            which provided (used) cash:
           Accounts receivable                           (14,727)    (10,239)
           Unbilled revenues                              (9,680)     (8,295)
           Deferred gas costs                                  -         231
           Inventories                                       326         157
           Prepaid and refundable taxes                    2,560       1,347
           Prepayments                                       (21)        304
           Accounts payable                               17,543       5,573
           Accrued taxes                                     754       2,594
           Accrued vacation, customer deposits
             and other                                    (1,198)       (894)
           Deferred charges and other                      1,267        (287)
                                                        --------    --------
     Net cash provided by operating activities             5,321         329
                                                        --------    --------
 Investing Activities:
     Expenditures for property, plant
       and equipment, net                                 (7,851)     (5,861)
     Expenditures for business acquisitions                    -        (982)
     Investment in joint venture                            (947)          -
     Proceeds from sale of financial
       instruments, net                                      162           -
                                                        --------    --------
     Net cash used in investing activities                (8,636)     (6,843)
                                                        --------    --------
 Financing Activities:
     Proceeds from exercise of stock options                  14           -
     Payments on long-term debt                           (1,842)     (1,948)
     Increase in notes payable, net                        7,080      13,436
     Cash dividends on preferred shares                     (104)       (139)
     Cash dividends on common shares                      (1,259)     (1,208)
                                                        --------    --------
     Net cash provided by financing activities             3,889      10,141
                                                        --------    --------
 Increase in cash and temporary cash investments             574       3,627
 Cash and temporary cash investments at beginning
   of period                                               2,006       1,063
                                                        --------    --------
 Cash and temporary cash investments at end             $  2,580    $  4,690
   of period                                            ========    ========

 Supplemental disclosure of cash flow information:
   Cash paid during period for-
     Interest (net of amount capitalized)               $  2,115    $  1,763
     Income taxes (net of refunds)                      $     19    $      -
   Schedule of non-cash investing activities
     Capital lease obligations for equipment            $    115           -

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                 (Unaudited)
                                 -----------

                                             December 31,  December 31,  September 30,
                                               1998           1997          1998
                                           ---------------------------------------------
Common stockholders' investment:
   Common stock, $1 par
     Authorized - 20,000 shares
     Outstanding - 5,983 at 12/31/98,
                    5,905 at 12/31/97
                    and 5,969 at
                    9/30/98                   $  5,983      $  5,905      $  5,969
   Amount paid in excess of par                 59,498        57,896        59,198
   Retained earnings                            25,423        25,831        23,067
                                              --------      --------      --------
 Total Common equity                            90,904        89,632        88,234
                                              --------      --------      --------

 Unrealized gain on financial
   instruments                                      38             -            65
                                              --------      --------      --------

 Cumulative preferred stock of subsidiary:
     Redeemable 8.7% Series, $100 par
     Authorized - 80 shares
     Outstanding - 48 shares as of
       12/31/98 and 9/30/98 and 64
       shares as of 12/31/97                     4,800         6,400         4,800
                                              --------      --------      --------

 Long-term debt:
   First Mortgage Bonds                         75,728        69,600        77,328
   Other long-term debt                          4,750         5,451         4,890
   Capital leases                                1,183         1,560         1,170
                                              --------      --------      --------

 Total long-term debt                           81,661        76,611        83,388

 Less current portion                            3,337         3,724         3,233
                                              --------      --------      --------

 Long-term debt, net                            78,324        72,887        80,155
                                              --------      --------      --------

 Total capitalization                         $174,066      $168,919      $173,254
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

Gas Supply
----------

     As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, ProvGas entered into a full requirements gas
         ---------------------
supply contract with Duke Energy Trading and Marketing, L.L.C. (DETM) for a term of three years. Under the contract, DETM guarantees to meet ProvGas' supply requirements; however, ProvGas must purchase all of its gas supply exclusively from DETM. Under the contract, ProvGas transferred responsibility for its pipeline capacity resources, storage contracts, and Liquefied Natural Gas (LNG) capacity to DETM. As a result, ProvGas' gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

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

Net Income per Common Share
---------------------------

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended December 31 is as follows:

                        Three Months       Twelve Months
                       1998      1997     1998       1997
                       ----      ----     ----       ----
Weighted average
shares                5,974.0   5,868.4  5,946.1   5,817.7

Effect of dilutive
stock options            11.0       7.4     10.5       5.3
                      -------   -------  -------   -------

Weighted average
shares diluted        5,985.0   5,875.8  5,956.6   5,823.0
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

RESULTS OF OPERATIONS

     The Registrant's energy revenues and net income have decreased while operating margin has increased for the comparable periods presented as shown in the table below:

(000's)

                                Three Months                          Twelve Months
                              Ended December 31                     Ended December 31
                                                           Percent                                   Percent
                              1998       1997     Change   Change     1998       1997      Change    Change
                              ----       ----     ------   ------     ----       ----      ------    ------

 Energy revenues             $64,585   $67,942   $(3,357)   (4.9)   $217,949   $224,324   $ (6,375)   (2.8)
                             =======   =======   =======    =====   ========   ========   ========   ======

 Operating margin            $29,696   $28,003   $ 1,693     6.0    $100,266   $ 97,289   $  2,977     3.1
                             =======   =======   =======    =====   ========   ========   ========   ======

 Net income                  $ 3,967   $4,403    $ (436)    (9.9)   $  6,006   $  7,970   $ (1,964)  (24.6)
                             =======   =======   =======    =====   ========   ========   ========   ======

Operating Margin
----------------

     During the latest quarter, the Registrant experienced weather that was 14 percent warmer than the same quarter last year. This warmer weather resulted in decreased margin of approximately $2.5 million. This decrease was more than offset by the write-off of $1.5 million of previously deferred gas costs in the first quarter of fiscal 1998 in connection with Energize RI.

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

Taxes
-----

     Taxes for the current quarter versus last year decreased approximately $.1 million or 1.7 percent and decreased approximately $.9 million or 4.9 percent for the current twelve-month period versus last year. The decrease in taxes, mainly State gross earnings and Federal income, was the result of lower operating revenues and lower pretax earnings.

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

     Capital expenditures for the quarter ended December 31, 1998 of $7.8 million increased $2.0 million or 34 percent when compared to $5.9 million for the same period last year. This spending increase was due primarily to ProvGas' continuing efforts to move its information technology systems from a mainframe to a client server environment. Anticipated capital expenditures for the remainder of fiscal 1999 and 2000 are expected to total approximately $52.7 million.

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

  10d.  Performance Share Award Agreement dated January 1, 1999 between Robert
W. Owens, Senior Vice President and the Registrant.

  10e.  Performance Share Award Agreement dated January 1, 1999 between Susann
G. Mark, Vice President, General Counsel and Secretary and the Registrant.

  10f. Liquefied Natural Gas Service Precedent Agreement dated December 11, 1998 between Algonquin LNG, Inc. and the Registrant. (Filed as exhibit 10a to the report of The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)


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




                         Providence Energy Corporation
                         (Registrant)




                         BY:/s/  KENNETH W. HOGAN
                            -------------------------------------
                                 KENNETH W. HOGAN
                                 Vice President, Chief Financial
                                 Officer, and Treasurer



Dated:    December 17, 1999
          -----------------