Form 10-Q/A
period 1999-03-31
PROVIDENCE ENERGY CORP
filed 1999-12-21
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999
                              ----------------------------------------------

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



This amendment to the quarterly report of Providence Energy Corporation on Form 10-Q for the quarter ended March 31, 1999 is made in order reflect the appropriate average revenue rate for unbilled volumes at the end of the period. Restatements in Part I for Item 1 and Item 2 were required.

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

PART II:     OTHER INFORMATION

Item 5       Other Information                                    II-1

Item 6       Exhibits and Reports on Form 8-K                     II-1

             Signature                                            II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
 ITEM 1.  FINANCIAL STATEMENTS
 ------   --------------------


                                  PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                  ----------------------------------------------
                                        CONSOLIDATED STATEMENTS OF INCOME
                                        ---------------------------------
                                          FOR THE PERIODS ENDED MARCH 31
                                          ------------------------------
                                                   (Unaudited)
                                                   -----------


                                                        THREE MONTHS           SIX MONTHS
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     -------------------   -------------------
                                                       (thousands, except per share amounts)
Energy revenues                                      $ 93,690   $ 87,796   $158,275   $155,738
Cost of energy                                         51,607     49,123     86,496     89,062
                                                     --------   --------   --------   --------
 Operating margin                                      42,083     38,673     71,779     66,676
                                                     --------   --------   --------   --------

Operating expenses:
 Operation and maintenance                             14,859     13,746     28,359     25,803
 Depreciation and amortization                          4,373      3,790      8,728      7,369
 Taxes:
  State gross earnings                                  2,471      2,221      4,152      4,001
  Local property and other                              2,404      2,305      4,459      4,272
  Federal income                                        5,408      5,052      7,568      7,301
                                                     --------   --------   --------   --------
Total operating expenses                               29,515     27,114     53,266     48,746
                                                     --------   --------   --------   --------

Operating income                                       12,568     11,559     18,513     17,930

Other, net                                                175        168        293        343
                                                     --------   --------   --------   --------

Income before interest expense
and preferred dividends of subsidiary                  12,743     11,727     18,806     18,273
                                                     --------   --------   --------   --------

Interest expense:
 Long-term debt                                         1,692      1,482      3,244      2,972
 Other                                                    667        644      1,183      1,241
 Interest capitalized                                     (94)       (73)      (170)      (156)
                                                     --------   --------   --------   --------
                                                        2,265      2,053      4,257      4,057
                                                     --------   --------   --------   --------

Income after interest expense                          10,478      9,674     14,549     14,216

Preferred dividends of subsidiary                        (105)      (139)      (209)      (278)
                                                     --------   --------   --------   --------

Net income                                           $ 10,373   $  9,535   $ 14,340   $ 13,938
                                                     ========   ========   ========   ========

Net income per
common share - basic                                 $   1.73   $   1.61   $   2.40   $   2.37
                                                     ========   ========   ========   ========
Net income per
common share - diluted                               $   1.73   $   1.61   $   2.39   $   2.36
                                                     ========   ========   ========   ========
Weighted average number of
shares outstanding:
 Basic                                                5,996.5    5,915.3    5,985.3    5,891.9
                                                     ========   ========   ========   ========
 Diluted                                              6,006.9    5,928.5    5,996.0    5,902.1
                                                     ========   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

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
                                                  -----------

                                                                  TWELVE MONTHS
                                                           -------------------------
                                                             1999            1998
                                                           ---------       ---------
                                                     (thousands, except per share amounts)
      Energy revenues                                      $ 223,843       $ 232,174
      Cost of energy                                         120,167         129,220
                                                           ---------       ---------
       Operating margin                                      103,676         102,954
                                                           ---------       ---------

      Operating expenses:
       Operation and maintenance                              54,549          50,267
       Depreciation and amortization                          15,844          13,847
       Taxes:
         State gross earnings                                  5,769           5,962
         Local property and other                              8,550           8,094
         Federal income                                        3,895           5,929
                                                           ---------       ---------
      Total operating expenses                                88,607          84,099
                                                           ---------       ---------

      Operating income                                        15,069          18,855

      Other, net                                                 526             280
                                                           ---------       ---------

      Income before interest expense
      and preferred dividends of subsidiary                   15,595          19,135
                                                           ---------       ---------

      Interest expense:
       Long-term debt                                          6,663           5,982
       Other                                                   1,940           2,111
       Interest capitalized                                     (270)           (282)
                                                           ---------       ---------
                                                               8,333           7,811
                                                           ---------       ---------

      Income after interest expense                            7,262          11,324

      Preferred dividends of subsidiary                         (418)           (556)
                                                           ---------       ---------

      Net income                                           $   6,844       $  10,768
                                                           =========       =========

      Net income per
      common share - basic                                 $    1.15       $    1.84
                                                           =========       =========
      Net income per
      common share - diluted                               $    1.14       $    1.84
                                                           =========       =========
      Weighted average number of
      shares outstanding:
       Basic                                                 5,966.4         5,851.8
                                                           =========       =========
       Diluted                                               5,977.7         5,859.2
                                                           =========       =========

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

                                                              (Unaudited)
                                                              -----------

                                              March 31,         March 31,         September 30,
                                                1999              1998                1998
                                             --------------------------------------------------
ASSETS
------
Gas plant, at original cost                  $   340,048       $   311,090          $   324,502
 Less - Accumulated depreciation
 and plant acquisition adjustments               127,729           116,655              122,007
                                             -----------       -----------          -----------
                                                 212,319           194,435              202,495
                                             -----------       -----------          -----------
Other property, net                                2,517             3,380                2,692
                                             -----------       -----------          -----------

Current assets:
 Cash and temporary cash investments               6,364             3,390                2,006
 Accounts receivable, less allowance of
  $4,885 at 3/31/99, $3,142 at
  3/31/98 and $2,720 at 9/30/98                   45,401            45,636               14,067
 Unbilled revenues                                 8,055             6,323                1,665
 Inventories, at average cost -
  Liquefied natural gas, propane,
   and underground storage                           403               599                  656
  Materials and supplies                           1,428             1,202                1,433
 Prepaid and refundable taxes                      2,026             2,818                5,355
 Prepayments                                       1,782               795                1,853
                                             -----------       -----------          -----------
                                                  65,459            60,763               27,035
                                             -----------       -----------          -----------
Investments                                        5,021                 -                2,169
                                             -----------       -----------          -----------
Deferred charges and other assets                 20,244            15,885               18,997
                                             -----------       -----------          -----------
Total assets                                 $   305,560       $   274,463          $   253,388
                                             ===========       ===========          ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)                $   196,291       $   175,275          $   173,232
                                             -----------       -----------          -----------

Current liabilities:
 Notes payable                                    17,146            21,684               20,079
 Current portion of long-term debt                 3,313             3,825                3,233
 Accounts payable                                 33,119            21,050                9,325
 Accrued taxes                                     8,325             8,558                2,714
 Accrued vacation                                  1,992             1,843                1,706
 Customer deposits                                 3,010             3,269                3,034
 Accrued environmental expense                     3,400                 -                    -
 Accrued interest                                  1,584             1,114                1,481
 Accrued workers compensation                        596               487                  530
 Accrued compensation                              1,558             1,052                1,337
 Other                                             3,324             2,911                4,115
                                             -----------       -----------          -----------
                                                  77,367            65,793               47,554
                                             -----------       -----------          -----------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                                    23,380            21,969               22,292
 Unamortized investment tax credits                2,138             2,295                2,217
 Accrued environmental expense                         -             1,750                1,750
 Other                                             6,384             7,381                6,343
                                             -----------       -----------          -----------
                                                  31,902            33,395               32,602
                                             -----------       -----------          -----------
Commitments and contingencies

Total capitalization and liabilities         $   305,560       $   274,463          $   253,388
                                             ===========       ===========          ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE SIX MONTHS ENDED MARCH 31
                       ---------------------------------

                                                                       (Unaudited)
                                                                       -----------
                                                                  1999             1998
                                                              -----------------------------
                                                                        (thousands)
 Cash provided by Operating Activities:
     Income after interest expense                            $   14,549         $   14,216
     Items not requiring cash:
         Depreciation and amortization                             8,728              7,369
         Change as a result of regulatory actions                      -              1,500
         Gain on sale of financial instruments                      (357)                 -
         Deferred Federal income taxes                             1,077                473
         Amortization of investment tax credits                      (79)               (80)
         Changes in assets and liabilities
            which provided (used) cash:
           Accounts receivable                                   (31,334)            (9,985)
           Unbilled revenues                                      (6,390)            (3,640)
           Deferred gas costs                                          -                 80
           Inventories                                               258                119
           Prepaid and refundable taxes                            3,367              1,248
           Prepayments                                                71                258
           Accounts payable                                       23,794              8,230
           Accrued taxes                                           5,504              6,046
           Accrued interest                                          103                (85)
           Accrued compensation                                      221               (891)
           Accrued vacation, accrued workers
             compensation, customer deposits
             and other                                              (463)               248
           Deferred charges and other                             (1,550)               171
                                                              ----------         ----------
     Net cash provided by operating activities                    17,499             25,277
                                                              ----------         ----------
 Investing Activities:
     Expenditures for property, plant
       and equipment, net                                        (16,153)           (11,088)
     Expenditures for business acquisitions                            -             (2,469)
     Investment in joint venture                                  (3,032)                 -
     Proceeds from sale of financial
       instruments, net                                              426                  -
                                                              ----------         ----------
     Net cash used in investing activities                       (18,759)           (13,557)
                                                              ----------         ----------
 Financing Activities:
     Proceeds from exercise of stock options                          14                  -
     Issuance of mortgage bonds                                   15,000                  -
     Redemption of preferred stock                                (1,600)            (1,600)
     Payments on long-term debt                                   (2,129)            (2,220)
     Decrease in notes payable, net                               (2,933)            (2,853)
     Cash dividends on preferred shares                             (209)              (278)
     Cash dividends on common shares                              (2,525)            (2,442)
                                                              ----------         ----------
     Net cash provided (used) by financing
       activities                                                  5,618             (9,393)
                                                              ----------         ----------
 Increase in cash and temporary cash investments                   4,358              2,327
 Cash and temporary cash investments at beginning
   of period                                                       2,006              1,063
                                                              ----------         ----------
 Cash and temporary cash investments at end                   $    6,364         $    3,390
   of period                                                  ==========         ==========

 Supplemental disclosure of cash flow information:
   Cash paid during period for:
     Interest (net of amount capitalized)                     $    4,085         $    3,992
     Income taxes (net of refunds)                            $      511         $    1,426
   Schedule of non-cash investing activities:
     Capital lease obligations for equipment                  $      115         $        -


  The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                                          (Unaudited)
                                                          -----------

                                                   March 31,         March 31,    September 30,
                                                     1999              1998           1998
                                                 ----------------------------------------------
Common stockholders' investment:
Common stock, $1 par
     Authorized - 20,000 shares
     Outstanding - 6,007 at 3/31/99,
                    5,926 at 3/31/98
                    and 5,969 at
                    9/30/98                      $     6,007       $     5,926      $     5,969
   Amount paid in excess of par                       59,873            58,273           59,198
   Retained earnings                                  34,180            33,771           23,067
                                                 -----------       -----------      -----------
                                                     100,060            97,970           88,234
   Accumulated other comprehensive
   earnings (loss):
    Unrealized gain (loss) on
      financial instruments                              (30)                -               43
                                                 -----------       -----------      -----------
 Total Common equity                                 100,030            97,970           88,277
                                                 -----------       -----------      -----------


 Cumulative preferred stock of subsidiary:
     Redeemable 8.7% Series, $100 par
     Authorized - 80 shares
     Outstanding - 32 shares as of
       3/31/99 and 48 shares
       as of 3/31/98 and 9/30/98                       3,200             4,800            4,800
                                                 -----------       -----------      -----------

 Long-term debt:
   First Mortgage Bonds                               90,728            69,600           77,328
   Other long-term debt                                4,597             5,297            4,890
   Capital leases                                      1,049             1,433            1,170
                                                 -----------       -----------      -----------

 Total long-term debt                                 96,374            76,330           83,388

 Less current portion                                  3,313             3,825            3,233
                                                 -----------       -----------      -----------

 Long-term debt, net                                  93,061            72,505           80,155
                                                 -----------       -----------      -----------

 Total capitalization                            $   196,291       $   175,275      $   173,232
                                                 ===========       ===========      ===========


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

    ProvGas has entered into an agreement to amend its existing service contract with Algonquin LNG, Inc. (ALNG), a subsidiary of Duke Energy. ALNG is the owner and operator of a LNG tank located in Providence, Rhode Island. ProvGas relies upon this service to provide gas supply into its distribution system. The agreement, subject to regulatory approvals, is expected to begin on November 1, 1999. Under the terms of the agreement, ALNG will replace and expand the vaporization capability at the tank and make other necessary improvements to modernize the tank and ensure its reliable operation in the future. ProvGas will receive enhanced gas supply capability and will no longer be responsible for compressing boil-off from the LNG tank before delivering that form of gas supply into its distribution system. Under the terms of the agreement, ProvGas will receive approximately $2.6 million. Of the $2.6 million, approximately $900,000 represents reimbursement for costs previously incurred by ProvGas related to the project including labor, engineering and legal expenses that will result as part of this arrangement. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under ProvGas' contract with DETM as reimbursement for the incremental futute costs that DETM will incur on ProvGas' behalf under the ALNG agreement.

    In April 1999 ProvGas was notified by ALNG that under the terms of its existing lease arrangement the LNG tank must be emptied and repaired before the replacement, expansion and modernization described above can occur. At this time, it is too early to assess what impact, if any, these repairs will have on the expected commencement date of November 1, 1999.

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

    The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the six months ended March 31:

                              Unrealized Holding
                               Gains (Losses) on       Reclassification
                                  Investments          Adjustments for               Other
                              Arising During the      Gains Included in          Comprehensive
                                    Period                Net Income             Income (Loss)
(In thousands)
----------------------------------------------------------------------------------------------
 1999
 Pretax (loss)                        $      (25)            $      (86)            $     (111)
 Income tax benefit                           (9)                   (29)                   (38)
                                      ----------             ----------             ----------
    Net change                        $      (16)            $      (57)            $      (73)
                                      ==========             ==========             ==========

8.  New Accounting Pronouncements
    -----------------------------

    n June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
SFAS No. 131, which is effective for the Registrant's fiscal year ending September 30, 1999, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement requires additional disclosure only and will not affect the financial position or results of operations of the Registrant.

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

    The Registrant will adopt the SOP upon the effective date and assess its impact at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
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

RESULTS OF OPERATIONS

    The Registrant's energy revenues, operating margin and net income for the three, six and twelve months ended March 31, 1999 and for comparable periods ended March 31, 1998 are as follows:

(thousands)

                          Three Months            Six Months            Twelve Months
                         Ended March 31         Ended March 31          Ended March 31
                         1999      1998         1999      1998          1999      1998
                         ----      ----         ----      ----          ----      ----
Energy revenues         $93,690  $87,796      $158,275  $155,738      $223,843  $232,174
                        =======  =======      ========  ========      ========  ========

Operating margin        $42,083  $38,673      $ 71,779  $ 66,676      $103,676  $102,954
                        =======  =======      ========  ========      ========  ========

Net income              $10,373  $ 9,535      $ 14,340  $ 13,938      $  6,844  $ 10,768
                        =======  =======      ========  ========      ========  ========

Operating Margin
----------------

    During the latest quarter, operating margin increased $3.4 million or 8.8 percent compared to the same quarter last year.

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

    During the current six month period, weather has been similar in comparison to the same six month period last year. Customer growth has resulted in approximately $600,000 in additional margin for the six-month period this year in comparison to last year. Margin also increased this year over last year as a result of a one-time write off of $1.5 million in fiscal year 1998 of previously deferred gas costs in connection with Energize RI.

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

Taxes
-----

    Taxes increased approximately $.7 million or 7.4 percent for the three months ended March 31, 1999 and $.6 million or 3.9 percent for the six months ended March 31, 1999. For the twelve months ended March 31, 1999, taxes decreased approximately $1.8 million or 8.9 percent. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes increased as a result of capital spending.

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

Item 5 Other Information
------------------------

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



                                        Providence Energy Corporation
                                        (Registrant)



                                        BY: /s/ KENNETH W. HOGAN
                                                -------------------------------
                                                KENNETH W. HOGAN
                                                Vice President, Chief Financial
                                                Officer, and Treasurer






Dated:  December 17, 1999
        -----------------