Form 10-Q/A
period 1999-06-30
PROVIDENCE ENERGY CORP
filed 1999-12-21
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                               -------------------------------------------------

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the Transition period from ____________________ to _________________________

Commission file number                    1-10032
                      ----------------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 6,085,862 shares outstanding at July 30, 1999.
-----------------------------------------------------------------------------




This amendment to the quarterly report of Providence Energy Corporation on Form 10-Q for the quarter ended June 30, 1999 is made in order reflect the appropriate average revenue rate for unbilled volumes at the end of the period. Restatements in Part I for Item 1 and Item 2 were required.

                         PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

                                 JUNE 30, 1999

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

             Consolidated Statements of Cash Flows for the
             nine months ended June 30, 1999 and 1998         I-3

             Consolidated Statements of Capitalization as of
             June 30, 1999, June 30, 1998 and
             September 30, 1998                               I-4

             Notes to Consolidated Financial Statements       I-5

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations    I-10

PART II:     OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                 II-1

             Signature                                        II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   ---------------------

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                                         THREE MONTHS          NINE MONTHS
                                                      --------------------   -------------------
                                                          1999       1998       1999       1998
                                                      --------------------   -------------------
                                                        (thousands, except per share amounts)
 Energy revenues                                      $  38,714   $ 39,462   $196,989   $195,200
 Cost of energy                                          18,714     20,135    105,210    109,197
                                                      ---------   --------   --------   --------
   Operating margin                                      20,000     19,327     91,779     86,003
                                                      ---------   --------   --------   --------

 Operating expenses:
   Operation and maintenance                             11,877     13,193     40,236     38,996
   Depreciation and amortization                          4,267      3,660     12,995     11,029
   Taxes:
    State gross earnings                                    928      1,144      5,080      5,145
    Local property and other                              2,270      2,163      6,729      6,435
    Federal income                                         (393)      (946)     7,175      6,355
                                                      ---------   --------   --------   --------
 Total operating expenses                                18,949     19,214     72,215     67,960
                                                      ---------   --------   --------   --------

 Operating income                                         1,051        113     19,564     18,043

 Other, net                                                 691        181        984        524
                                                      ---------   --------   --------   --------

 Income before interest expense
 and preferred dividends of
 subsidiary                                               1,742        294     20,548     18,567
                                                      ---------   --------   --------   --------

 Interest expense:
   Long-term debt                                         1,799      1,716      5,043      4,688
   Other                                                    370        355      1,553      1,596
   Interest capitalized                                    (120)       (39)      (290)      (195)
                                                      ---------   --------   --------   --------
                                                          2,049      2,032      6,306      6,089
                                                      ---------   --------   --------   --------

 Income (loss) after interest expense                      (307)    (1,738)    14,242     12,478

 Preferred dividends of subsidiary                          (69)      (105)      (278)      (383)
                                                      ---------   --------   --------   --------

 Net income (loss)                                    $    (376)  $ (1,843)  $ 13,964   $ 12,095
                                                      =========   ========   ========   ========

 Net income (loss) per
 common share - basic                                 $    (.06)  $   (.31)  $   2.33   $   2.05
                                                      =========   ========   ========   ========
 Net income (loss) per
 common share - diluted                               $    (.06)  $   (.31)  $   2.33   $   2.04
                                                      =========   ========   ========   ========
 Weighted average number of
 shares outstanding:
   Basic                                                6,012.0    5,935.6    5,994.2    5,906.4
                                                      =========   ========   ========   ========
   Diluted                                              6,023.6    5,935.6    6,005.2    5,916.8
                                                      =========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   ---------------------

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                                              TWELVE MONTHS
                                                       ------------------------
                                                           1999            1998
                                                       ------------------------
                                                 (thousands, except per share amounts)
 Energy revenues                                          $223,095        $228,715
   Cost of energy                                          118,746         126,761
                                                          --------        --------
     Operating margin                                      104,349         101,954
                                                          --------        --------

 Operating expenses:
     Operation and maintenance                              53,233          51,847
     Depreciation and amortization                          16,451          14,248
     Taxes:
       State gross earnings                                  5,553           6,004
       Local property and other                              8,657           8,267
       Federal income                                        4,448           4,830
                                                          --------        --------
 Total operating expenses                                   88,342          85,196
                                                          --------        --------

 Operating income                                           16,007          16,758

 Other, net                                                  1,036             509
                                                          --------        --------

 Income before interest expense
 and preferred dividends of
 subsidiary                                                 17,043          17,267
                                                          --------        --------

 Interest expense:
    Long-term debt                                           6,746           6,193
    Other                                                    1,955           2,025
    Interest capitalized                                      (351)           (263)
                                                          --------        --------
                                                             8,350           7,955
                                                          --------        --------

 Income (loss) after interest expense                        8,693           9,312

 Preferred dividends of subsidiary                            (382)           (522)
                                                          --------        --------

 Net income (loss)                                        $  8,311        $  8,790
                                                          ========        ========

 Net income (loss) per
 common share - basic                                     $   1.39        $   1.49
                                                          ========        ========
 Net income (loss) per
 common share - diluted                                   $   1.39        $   1.49
                                                          ========        ========
 Weighted average number of
 shares outstanding:
    Basic                                                 5,985.5         5,885.3
                                                         ========        ========
    Diluted                                               5,996.4         5,894.4
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

                                                                      (Unaudited)
                                                                       --------

                                                                  June 30,   June 30,    September 30,
                                                                   1999        1998         1998
                                                               ---------------------------------------
ASSETS
Gas plant, at original cost                                     $ 348,393   $ 318,369   $  324,502
  Less - Accumulated depreciation
  and plant acquisition adjustments                               137,302     123,666      125,976
                                                                ---------    --------    ---------
                                                                  211,091     194,703      198,526
                                                                ---------    --------    ---------
Other property, net                                                 2,527       3,485        2,692
                                                                ---------    --------    ---------

Current assets:
  Cash and temporary cash investments                               3,104       8,435        2,006
  Accounts receivable, less allowance of
    $4,457 at 6/30/99, $4,054 at
    6/30/98 and $2,720 at 9/30/98                                  22,209      23,613       14,067
  Unbilled revenues                                                 2,345       1,369        1,665
  Inventories, at average cost -
    Fuel oil and underground gas
      storage                                                         490         734          656
    Materials and supplies                                          1,506       1,208        1,433
  Prepaid and refundable taxes                                      3,949       5,024        5,355
  Prepayments                                                       1,965       1,841        1,853
                                                                 --------    --------    ---------
                                                                   35,568      42,224       27,035
                                                                 --------    --------    ---------
Investments                                                         8,775           -        2,169
                                                                 --------    --------    ---------
Deferred charges and other assets                                  22,935      15,907       18,997
                                                                 --------    --------    ---------
Deferred environmental costs                                        7,757       3,844        3,969
                                                                 --------    --------    ---------
Total assets                                                     $288,653    $260,163    $ 253,388
                                                                 ========    ========    =========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  (See accompanying statement)                                   $194,282    $187,022    $ 173,232
                                                                 --------    --------    ---------

Current liabilities:
  Notes payable                                                    22,150       7,836       20,079
  Current portion of long-term debt                                 3,137       3,838        3,233
  Accounts payable                                                 12,107       9,433        9,310
  Accrued compensation                                              1,764       1,216        1,337
  Accrued environmental expense                                     5,000           -            -
  Accrued interest                                                  1,318       1,431        1,496
  Accrued taxes                                                     5,754       6,932        2,714
  Accrued vacation                                                  2,048       1,951        1,706
  Accrued workers compensation                                        563         502          530
  Customer deposits                                                 2,843       3,184        3,034
  Deferred revenue (note 3)                                         1,259           -            -
  Other                                                             3,836       2,555        4,115
                                                                 --------    --------    ---------
                                                                   61,779      38,878       47,554
                                                                 --------    --------    ---------
Deferred credits and reserves:
  Accumulated deferred Federal
    income taxes                                                   23,925      22,206       22,292
  Unamortized investment tax credits                                2,099       2,256        2,217
  Accrued environmental expense                                         -       1,750        1,750
  Accrued pension                                                   5,881       6,612        5,681
  Other                                                               687       1,439          662
                                                                 --------    --------    ---------
                                                                   32,592      34,263       32,602
                                                                 --------    --------    ---------
Commitments and contingencies

Total capitalization and liabilities                             $288,653    $260,163    $ 253,388
                                                                 ========    ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------

                                                           (Unaudited)
                                                           -----------
                                                         1999       1998
                                                      ----------------------
                                                           (thousands)
 Cash provided by Operating Activities:
     Income after interest expense                      $ 14,242   $ 12,478
     Items not requiring cash:
         Depreciation and amortization                    12,995     10,943
         Change as a result of regulatory actions         (1,413)     1,500
         Gain on sale of financial instruments              (347)         -
         Deferred Federal income taxes                     1,616        710
         Amortization of investment tax credits             (118)      (119)
         Changes in assets and liabilities
            which provided (used) cash:
           Accounts receivable                            (8,142)    11,950
           Unbilled revenues                                (680)     1,314
           Deferred gas costs                                  -         78
           Inventories                                        93        (22)
           Prepaid and refundable taxes                    1,406       (958)
           Prepayments                                      (112)      (788)
           Accounts payable                                2,797     (3,387)
           Accrued compensation                              427       (728)
           Accrued interest                                 (178)       232
           Accrued taxes                                   2,965      4,420
           Accrued vacation, accrued workers
             compensation, customer deposits
             and other                                       127        614
           Accrued pension                                   200        (21)
           Deferred charges and other                     (1,908)       281
           Deferred environmental costs                     (538)       131
                                                        --------   --------
     Net cash provided by operating activities            23,432     38,628
                                                        --------   --------
 Investing Activities:
     Expenditures for property, plant
       and equipment, net                                (24,704)   (19,004)
     Expenditures for business acquisitions                    -     (2,469)
     Investment in joint venture                          (6,759)         -
     Proceeds from sale of financial
       instruments, net                                      422          -
                                                        --------   --------
     Net cash used in investing activities               (31,041)   (21,473)
                                                        --------   --------
 Financing Activities:
     Proceeds from exercise of stock options                  14         83
     Issuance of mortgage bonds                           15,000     15,000
     Redemption of preferred stock                        (1,600)    (1,600)
     Payments on long-term debt                           (2,710)    (2,554)
     Increase (decrease) in notes payable, net             2,071    (16,701)
     Cash dividends on preferred shares                     (278)      (383)
     Cash dividends on common shares                      (3,790)    (3,628)
                                                        --------   --------
     Net cash provided by (used in) financing
       activities                                          8,707     (9,783)
                                                        --------   --------
 Increase in cash and temporary cash investments           1,098      7,372
 Cash and temporary cash investments at beginning
   of period                                               2,006      1,063
                                                        --------   --------
 Cash and temporary cash investments at end             $  3,104   $  8,435
   of period                                            ========   ========

 Supplemental disclosure of cash flow information:
   Cash paid during period for:
     Interest (net of amount capitalized)               $  6,291   $  5,652
     Income taxes (net of refunds)                      $  2,521   $  1,741
   Schedule of non-cash investing activities:
     Capital lease obligations for equipment            $    115   $      -

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)


                                            (Unaudited)
                                            -----------

                                         June 30,        June 30,  September 30,
                                          1999             1998       1998
                                         -------------------------------------
Common stockholders' investment:
Common stock, $1 par
     Authorized - 20,000 shares
     Outstanding - 6,025 at 6/30/99,
                    5,949 at 6/30/98
                    and 5,969 at
                    9/30/98                 $  6,025     $  5,949      $  5,969
   Amount paid in excess of par               60,227       58,788        59,198
   Retained earnings                          32,183       30,327        23,067
                                            --------     --------      --------
                                              98,435       95,064        88,234
   Accumulated other comprehensive
   earnings (loss):
    Unrealized gain (loss) on
      financial instruments                       (9)           -            43
                                            --------     --------      --------
 Total common equity                          98,426       95,064        88,277
                                            --------     --------      --------


 Cumulative preferred stock of subsidiary:
     Redeemable 8.7% Series, $100 par
     Authorized - 80 shares
     Outstanding - 32 shares as of
       6/30/99 and 48 shares
       as of 6/30/98 and 9/30/98               3,200        4,800         4,800
                                            --------     --------      --------

 Long-term debt:
   First Mortgage Bonds                       90,728       84,600        77,328
   Other long-term debt                        4,142        5,065         4,890
   Capital leases                                923        1,331         1,170
                                            --------     --------      --------

 Total long-term debt                         95,793       90,996        83,388

 Less current portion                          3,137        3,838         3,233
                                            --------     --------      --------

 Long-term debt, net                          92,656       87,158        80,155
                                            --------     --------      --------

 Total capitalization                       $194,282     $187,022      $173,232
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

     The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the nine months ended June 30:

                         Unrealized Holding  Reclassification
                         Gains (Losses) on    Adjustments for
                            Investments       Gains (Losses)        Other
                         Arising During the     Included in     Comprehensive
                               Period           Net Income      Income (Loss)
(In thousands)
--------------------------------------------------------------------------------
 1999
 Pretax income (loss)    $                6  $            (84)  $         (78)
 Income tax (benefit)
  expense                                 2               (28)            (26)
                         ------------------  ----------------   -------------
   Net change            $                4  $            (56)  $         (52)
                         ==================  ================   =============


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------   -------------------------------------------------
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

RESULTS OF OPERATIONS

     The Registrant's energy revenues, operating margin and net income (loss) for the three, nine and twelve months ended June 30, 1999 and for comparable periods ended June 30, 1998 are as follows:

(thousands)
                        Three Months         Nine Months         Twelve Months
                       Ended June 30        Ended June 30        Ended June 30
                       1999      1998       1999      1998      1999      1998
                     -------   -------   --------  --------  --------  --------
Energy revenues      $38,714   $39,462   $196,989  $195,200  $223,095  $228,715
                     =======   =======   ========  ========  ========  ========

Operating margin     $20,000   $19,327   $ 91,779  $ 86,003  $104,349  $101,954
                     =======   =======   ========  ========  ========  ========

Net income (loss)    $  (376)  $(1,843)  $ 13,964  $ 12,095  $  8,311  $  8,790
                     =======   =======   ========  ========  ========  ========

Operating Margin
----------------

     During the latest quarter, operating margin increased approximately $700,000 or 3.5 percent compared to the same quarter last year.

     The Providence Gas Company (ProvGas) experienced weather for the current quarter that was 5.1 percent warmer than the same quarter last year. The warmer temperatures resulted in decreased margin of approximately $500,000 compared to the same quarter last year. Offsetting the warmer than normal weather, ProvGas was permitted to recover $2.45 million in 1998 revenue losses attributable to exogenous changes, reduced by approximately $1.4 million of revenues deferred under the provisions of the earnings cap in the Energize RI program, which has resulted in approximately $1.0 million of additional margin in the current quarter. Also, the Registrant recognized $200,000 of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the pipeline cost tracker feature of the Duke Energy Trading and Marketing, L.L.C. contract.

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

Taxes
-----

     Taxes increased approximately $400,000 or 18.8 percent for the three months ended June 30, 1999 and $1.0 million or 5.8 percent for the nine months ended June 30, 1999. For the twelve months ended June 30, 1999, taxes decreased approximately $400,000 or 2.3 percent. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes have increased as a result of capital spending.

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



                                Providence Energy Corporation
                                (Registrant)



                                BY: /s/ KENNETH W. HOGAN
                                        -------------------
                                        KENNETH W. HOGAN
                                        Vice President, Chief
                                        Financial Officer, and
                                        Treasurer







Dated:  December 17, 1999
        -----------------