Form 10-K
period 1999-09-30
PROVIDENCE ENERGY CORP
filed 1999-12-22
CIK 319651

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  September 30, 1999
                          -------------------

                                     OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ___________________

Commission file number 1-10032
                       -------

                         PROVIDENCE ENERGY CORPORATION
------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Rhode Island                                05-0389170
------------------------------------------------------------------------------
 (State or other jurisdiction of                 (I . R. S. Employer
 incorporation or organization)                  Identification No.)

100 Weybosset Street, Providence, Rhode Island          02903
------------------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code 401-272-9191
                                                   ------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                           Name of each exchange on which
-------------------                           --------------------------------
                                              registered
                                              ----------

Common Stock, $1.00 Par Value                 NEW YORK STOCK EXCHANGE
------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
------------------------------------------------------------------------------
                               (Title of Class)

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO ___
    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of November 30, 1999: $229,620,264

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 Par Value: 6,140,771 shares outstanding at
--------------------------------------------------------------
November 30, 1999.
-----------------

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the annual report to shareholders for the fiscal year ended September 30, 1999 are incorporated by reference into Part II.

TABLE OF CONTENTS


PART I                                                              PAGE
 Item 1 -   Business
             General                                                 I-1
             Operations of the Gas Companies                         I-2
             Nonregulated Businesses                                 I-7
             Special Factors Affecting the
              Natural Gas Industry                                   I-8
             Environmental Regulations                               I-8
             Other Standards                                         I-10

 Item 2 -   Properties                                               I-10

 Item 3 -   Legal Proceedings                                        I-10

 Item 4 -   Submission of Matters to a Vote of Security Holders      I-10

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

 Item 12 -  Security Ownership of Certain Beneficial Owners
            and Management                                          III-4

 Item 13 -  Certain Relationships and Related Transactions          III-4

PART IV

 Item 14 -  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                              IV-1

 Experts Consent                                                     IV-6

 Supplemental Schedule                                               IV-7

 Signatures                                                         IV-11

For definitions of industry terms, defined terms, acronyms, and abbreviations, reference is made to the Glossary and Defined Terms, which is pages 43 through 44 of the Registrant's Annual Report to Shareholders (pages 37 through 41 of this form 10-K) for the fiscal year ended September 30, 1999, which is filed herewith under Part IV as Exhibit 13.

PART I
------
ITEM 1. BUSINESS
----------------

     The Providence Energy Corporation and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission and in its reports to shareholders, which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases.

     All statements other than statements of historical facts included in this Form 10-K including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of its proposed merger with Southern Union Company, and statements addressing industry developments are forward-looking statements. Where, in any forward looking statement, the Registrant, or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant, including the regulatory approvals or the timeliness of such approvals on the Registrant's proposed merger with Southern Union Company; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant and its suppliers and customers to modify or redesign their computer systems to work properly in the Year 2000; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

General
-------

     The Registrant was organized in 1981 as a Rhode Island business corporation. The Registrant's outstanding common shares are listed on the New York Stock Exchange under the ticker symbol "PVY".

     The Registrant is the parent of two wholly-owned natural gas distribution utilities, The Providence Gas Company and North Attleboro Gas Company, together referred to as the Gas Companies.

     In August 1996, the Registrant incorporated Providence Energy Services, Inc. to market natural gas and energy services and to grow its natural gas, oil, and electricity business to retail accounts in New England.

     In November 1997, the Registrant acquired all of the outstanding common stock of the Super Service Companies, which marked the Registrant's entrance into the full service oil heating business. The business has grown through acquisition and internal growth to approximately 7,000 customers at September 30, 1999.

     ProvGas, Rhode Island's largest natural gas distributor, was founded in 1847 and serves approximately 168,000 customers in Providence, Newport and 23 other cities and towns in Rhode Island. North Attleboro Gas serves approximately 4,000 customers in North Attleboro and Plainville, Massachusetts, towns adjacent to the northeastern Rhode Island border. The total natural gas service territory of the Gas Companies encompasses 760 square miles and has a population of approximately 853,000.

  The corporate offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903 (Telephone 401-272-5040).

    On November 15, 1999, ProvEnergy and Southern Union announced that their Boards of Directors had unanimously approved a definitive merger agreement. See
Note 2 in the accompanying Consolidated Financial Statements for additional information.

Operations of the Gas Companies
-------------------------------

Customers
---------

    The Gas Companies served an average of 172,000 customers for the twelve months ended September 30, 1999, of which approximately 90% were residential and 10% were commercial and industrial.

    The net increase in the average number of customers during fiscal 1999 over fiscal 1998 was approximately 2,300 or 1.4%. A portion of this increase was the result of new housing construction and conversions from other energy sources.

    This increase was achieved in a local economy which is now beginning to improve. Seasonally adjusted unemployment stood at 3.8 percent in September 1999, down from 4.8 percent twelve months earlier, and slightly below the national average of 4.2 percent. New construction contracts in Rhode Island through September 1999 have increased by 17% on an annual basis compared to 1998's annual average. Recent economic forecasts by the New England Economic Project predict economic stability in the state for the immediate future.

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

  The following table shows the distribution of gas to various customer classes, and the total gas sold and transported by year since 1995:

                                   1999    1998    1997    1996    1995
                                  -----   -----   -----   -----   -----
Firm Sales                         69.2%   73.9%   80.4%   85.8%   76.4%
Firm Transportation                21.2    16.6     6.7     1.3     0.7
Non-Firm Sales                      3.3     5.6     9.6     9.3    17.6
Non-Firm Transportation             6.3     3.9     3.3     3.6     5.3
                                  -----   -----   -----   -----   -----
                                  100.0%  100.0%  100.0%  100.0%  100.0%
                                  =====   =====   =====   =====   =====

Total Gas Sold and Transported
------------------------------

                                   1999    1998    1997    1996    1995
                                  -----   -----   -----   -----   -----

   BCF(*)                          25.4    25.4    27.3    28.1    28.1
                                  =====   =====   =====   =====   =====

(*) Gas sales are denominated in billions of cubic feet of natural gas. Total gas sales include gas sold and transported by the Gas Companies.

     The following table shows the difference between actual and normal degree days since 1995:

                                   1999     1998     1997     1996     1995
                                  -----    -----    -----    -----    -----
Actual calendar degree days       5,139    5,206    5,657    5,967    5,111
Normal calendar degree days       5,652    5,652    5,652    5,682    5,709
Colder (warmer) than normal        (9.1%)   (7.9%)    0.1%     5.0%   (10.5%)

Firm Sales
----------

     In the recent year, the distribution of the Gas Companies' firm sales was approximately 57% to residential and 43% to commercial and industrial and transportation customers. Firm sales represent the highest percentage of operating margin and represent the core of the Gas Companies' business.


Non-Firm
--------

     The non-firm customer base consists of seasonal customers that typically use gas only during the nonwinter months and dual-fuel customers that contract for gas service on a year round basis, but agree to service interruption during certain peak periods. By retaining the right to interrupt service to the dual-fuel customers, the Gas Companies can balance daily demand from firm customers with available gas supply and pipeline capacity. Non-firm customers may interrupt their gas service, as well, when it is more economical to utilize an alternative fuel. Accordingly, the amount of the Gas Companies' non-firm sales fluctuates depending upon the relative price of natural gas to alternative fuels.

     Non-firm sales produce substantially less margin to the Gas Companies than firm sales due to the more competitive nature of non-firm sales. Service rates charged to dual-fuel customers are based on the price that the customer would otherwise pay for its alternative fuel. In fiscal year 1999, under the terms of the Price Stabilization Plan Settlement Agreement, any margin earned from these non-firm customers was retained by the Registrant - See "Rates and Regulation"
                                                         --------------------
and "Competition and Marketing".
     -------------------------

Transportation Service
----------------------

     The Registrant provides both firm and non-firm transportation of gas. Margin from the firm transportation of gas purchased by certain large customers from third parties is likely to represent an increasing percentage of the Gas Companies' future total margin due to the continuing developments affecting the natural gas industry - see "Competition and Marketing". In general, these
                            --------------------------
developments now allow customers to buy gas directly from the producer-supplier rather than solely from the local gas distribution company. Customer-owned gas is transported to the customer's premises through a combination of the interstate pipelines and the Gas Companies' distribution systems.

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

Gas Supply
----------

     The Registrant's principal subsidiary, ProvGas, entered into a full requirements gas supply contract with DETM, a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years commencing October 1, 1997. Under the contract, DETM guarantees to meet ProvGas' supply requirements; however, ProvGas must purchase all of its gas supply exclusively from DETM. In addition, under the contract, ProvGas transferred responsibility for its pipeline capacity resources, storage contracts, and LNG capacity to DETM. As a result, ProvGas' gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

     In addition to providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover ProvGas' non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to ProvGas' transportation service customers including enhanced balancing, standby, and the storage and peaking services available under ProvGas' approved FT-2 storage service effective December 1, 1997. DETM will receive the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

     Included in the DETM contract are a number of other important features. ProvGas has retained the right to continue to make gas supply portfolio changes to reduce supply costs. To the extent ProvGas makes such changes, ProvGas must keep DETM whole for the value lost over the remainder of the contract period. The outsourcing of day-to-day supply management relieves ProvGas of the need to perform certain upstream supply management functions. This will make it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

     ProvGas has entered into an agreement replacing its existing service contract with Algonquin, a subsidiary of Duke Energy Corporation. Algonquin is the owner and operator of a LNG tank located in Providence, Rhode Island. ProvGas relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement, subject to the successful completion of construction, is expected to begin in the first quarter of fiscal 2000. Under the terms of the agreement, Algonquin replaced and expanded the vaporization capability at the tank. ProvGas will receive approximately $2.6 million from Algonquin. Of the $2.6 million, approximately $.9 million represents reimbursement received by ProvGas in 1999 for costs incurred related to the project including labor, engineering, and legal expenses. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under ProvGas' contract with DETM as reimbursement for the additional costs that DETM will incur when the Algonquin storage capacity is released to DETM as provided for in the gas supply contract described above. This payment is expected 60 days after the in-service date of the project.

     In June 1999, the FERC issued an order in Docket Number CP99-113 approving Algonquin's project described above. In that order FERC also approved the new 10-year contract between Algonquin and ProvGas for service from the tank. Also approved was ProvGas' parallel filing, PR99-8, requesting regulatory authorization to charge Algonquin for transportation of gas vaporized for other Algonquin customers and transported by ProvGas to the Algonquin pipeline on behalf of those customers.

     As a result of FERC Order 636 and other related orders, pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including ProvGas. ProvGas estimates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the GCC and collected from customers through September 30, 1997. As part of the above supply contract, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, the Registrant will assume any remaining liability, which is not expected to be material.

Rates and Regulation
--------------------

     ProvGas is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission and North Attleboro Gas is subject to the jurisdiction of the Massachusetts Department of Telecommunications and Energy with respect to rates and charges, standards of service, accounting and other matters.

     In August 1997, the RIPUC approved a rate stabilization plan called Energize RI. The parties to the plan were ProvGas, the Division, the Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a three-year price freeze and an initial price decrease of approximately 4.0 percent. Under Energize RI, the GCC mechanism has been suspended for the entire term. Also, in connection with the Plan, ProvGas wrote off approximately $1.5 million of previously deferred gas costs in October 1997. Energize RI also provides funds which allow ProvGas to make significant capital investments to improve its distribution system and support economic development. It is anticipated that Energize RI will provide approximately $26 million over its three-year term to fund specific capital improvements. In addition, under Energize RI, ProvGas provides funding for the Low-Income Assistance Program at an annual level of $1.0 million, the Demand Side Management Rebate Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by allowing ProvGas to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

     As part of Energize RI, ProvGas has reclassified and is amortizing approximately $4.0 million of prior environmental costs. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI.

     Under Energize RI, ProvGas may earn up to 10.9 percent, but not less than
7.0 percent, annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In the event that ProvGas earns in excess of 10.9 percent or less than 7.0 percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

     As part of Energize RI, ProvGas is permitted to file annually with the Division for the recovery of exogenous changes which may occur during the three-year term of the Plan. Exogenous changes are defined as "...significant increases or decreases in ProvGas' costs or revenues which are beyond ProvGas' reasonable control." Any disputes between ProvGas and the Division regarding either the nature or quantification of the exogenous changes are to be resolved by the RIPUC. The impact of any such exogenous changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

     In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. ProvGas believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, ProvGas reached an agreement with the Division, which allowed it to recover $2.45 million in revenue losses attributable to exogenous changes experienced by ProvGas in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, ProvGas recognized into revenue $2.45 million for the exogenous changes recovery, and at year-end has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

     ProvGas intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity in the final year of Energize RI is substantially impaired.

     In a decision issued September 1, 1998, the Division rejected allegations made in a complaint brought by Aurora Natural Gas that ProvGas provided advance information and undue preference in pricing to its marketing affiliate, ProvEnergy Services in violation of the Division's regulations. As part of its investigation, the Division ordered marketer refunds of approximately $.3 million. The Division ordered this refund based on its belief that an unfair rate was charged to customers who did not have operational telemeters in place when they began service under the transportation tariff. ProvGas filed a Request for Reconsideration and Rehearing, and on December 15, 1998 the Division issued a Reconsideration Order that rescinded the fines stemming from five of the original 23 violations of the Regulations for Utility Interaction with Gas Marketers. The Division further offered the Registrant an opportunity to demonstrate its claim that the ordered refunds would place FT-2 marketers in a better position than marketers who served FT-1 customers.

     On May 6, 1999, ProvGas and Aurora jointly submitted a Stipulation and Settlement to the Division that: (i) Aurora's complaint in this proceeding is dismissed; (ii) the prior orders of the Division in the proceeding are dismissed; (iii) no refunds by ProvGas are required or appropriate in connection with the proceeding; and (iv) ProvGas does not contest the payment of $18,000 to the Division in connection with this proceeding. Following a June 16, 1999 hearing on the Stipulation, the Division issued an order on September 23, 1999 approving the Stipulation and Settlement provided that ProvGas ratepayers are held harmless from the financial transactions stemming from the settlement, that ProvGas withdraw its appeal in Providence County Superior Court, and that the Division's prior orders be vacated as described in the order. ProvGas and Aurora accepted the Division's order. This decision resulted in the reversal of the reserve established under the original order.

Competition and Marketing
-------------------------

     Energize RI provides opportunities for ProvGas to expand sales. For example, high pressure service to Quonset/Davisville Industrial Port & Commerce Park, a key area for State economic development, provides opportunities for sales growth as commercial and industrial businesses locate within the park. In addition, Demand Side Management, an equipment rebate program, provides opportunities to expand sales to non-traditional applications, such as air conditioning and fuel cells. ProvGas has redirected its sales and marketing efforts to leverage Energize RI, as well as other opportunities to promote sales growth within its service territory.

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

     On August 31, 1999, ProvGas' settlement agreement for enhancements to its Business Choice program was approved in Docket 2902 and became effective September 1, 1999. Specifically, there will now be rolling enrollment for transportation service, which will allow customers to execute transportation agreements throughout the year, rather than during limited enrollment periods. The program now has approximately 1,700 firm transportation customers with annual deliveries of over 5 billion cubic feet per year, which is approximately 25 percent of ProvGas' total annual firm deliveries. There are 14 marketers serving ProvGas' customers and transporting on the system. Additional enhancements to the Business Choice program were filed with the RIPUC under a supplemental settlement agreement in Docket 2902 on October 8, 1999 and were approved on October 27, 1999. These enhancements do not generate additional revenue.

     In 1996, ProvGas implemented a Demand Side Management Program, which furnishes rebates to customers installing new technologies, such as gas fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the distribution system has available capacity. The DSM Program also allows for the utilization of existing resources, such as mains, services and year-round supply contracts. This DSM Program will continue to be funded under Energize RI.

     The discussion of Competition and Marketing for the Registrant's non-regulated businesses can be found in the "Non-regulated Businesses" section.
                                          -----------------------
Employees
---------

     As of September 30, 1998, the Registrant had 615 full-time employees. Approximately 274 of ProvGas' distribution and customer service employees are covered by a collective bargaining agreement with Local 12431-01 of the United Steelworkers of America, which became effective in January 1996.

     The bargaining agreement was developed by a labor-management negotiations committee and contains a provision allowing the agreement to be reopened for any reason at any time in order for the committee to deal with new issues as they arise. The provision results in increased flexibility in the use of employees. The original agreement called for a general wage increase of 3.25 percent each year from 1997 to 2000.

     In April 1998 the contract with Local 12431-01 was renegotiated and extended to January 2002. This negotiation provides for a 3.5 percent wage increase in January 1999, January 2000, and January 2001.

     Additionally, in March 1996, a 38 month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents 83 office and clerical employees of ProvGas. The agreement called for an average general wage increase of 2.9 percent in 1998.

     In April 1998 the contract with Local 12431-02 was renegotiated and extended to May 2002. This negotiation provides for a 3.5 percent wage increase in June 1999, June 2000, and June 2001.

Gas Distribution Systems
------------------------

     The Gas Companies' distribution systems consist of approximately 2,400 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 146,000 services (a "service" meaning a pipe connecting a gas main with piping on a customer's premises), and approximately 173,000 active gas meters together with related facilities and equipment. The Gas Companies have regulating and metering facilities at nine points of delivery from Algonquin Gas Transmission Company and one point of delivery from Tennessee Gas Pipeline Company, which the Gas Companies presently believe to be adequate for receiving gas into their distribution systems.

Non-regulated Businesses
------------------------

     The Registrant's non-regulated operation continues to increase its contribution to operating margin by adding customers and sales volume, although it continues to generate a net loss consistent with the start-up of new businesses. The Registrant intends to continue to grow its residential oil customer base through future customer acquisitions to build the operational scale needed to compete effectively in the marketplace. Furthermore, as New England gas utilities continue to unbundle the sale of the gas commodity from the distribution of that gas, the opportunity for increased non-regulated natural gas sales will expand.

     The Registrant's joint venture to provide electricity, HVAC, and related services for most of the Mall began with the Mall's August 1999 opening.

Special Factors Affecting the Natural Gas Industry
--------------------------------------------------

General
-------

     The natural gas industry is subject to numerous legislative and regulatory requirements, standards and restrictions that are subject to change and that affect the Gas Companies to varying degrees. Significant industry factors that have affected or may affect the Gas Companies from time to time include lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Gas Companies' operations; ability to adapt to FERC regulatory changes; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; and increases in the price of natural gas.

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

     FERC Order 636 and other related orders have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Gas Companies have negotiated new pipeline transportation and gas storage contracts.

     To meet the requirements of the orders, pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers including ProvGas as discussed in the "Gas Supply" section.
                             ----------

Environmental Regulations
-------------------------

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

     At September 30, 1999, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites (2)

     The Registrant has been designated as a PRP under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites in Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

Providence Site

     During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1999, approximately $3.0 million had been spent primarily on studies and the formulation of remediation work plans at this site. In accordance with state laws, such a study is monitored by the DEM. The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation began in June 1999 and is anticipated to be completed during the next fiscal year. During this remediation period, the remaining one-third of the property will also be investigated and remediated if necessary.

     The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $7.0 million to in excess of $9.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant has a net accrual of $6.1 million at September 30, 1999 for anticipated future remediation costs at this site.

Westerly Site

     Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of coal tar waste at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of September 30, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury disposed of on the site, as well as some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site. The purchase and sale agreement is anticipated to be signed during fiscal 2000, at which time the previous owner will assume responsibility for removal of coal tar waste on the site. The Registrant remains responsible for cleanup of any mercury released into adjacent water. Contamination from scrapped meters and regulators, which was discovered in 1997, was reported to the DEM and the Rhode Island Department of Health and the Registrant has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

Allens Avenue Site

     In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. Both parties have been designated as PRPs. A work plan has been created and approved by DEM. An investigation has begun in order to determine the extent of the problem and the Registrant's responsibility. The Registrant has entered into a cost sharing agreement with the current operator of the property, under which the Registrant will be held responsible for approximately 20 percent of the costs related to the investigation. Total estimated costs of testing at this site are anticipated to be approximately $.2 million. Until the results of the investigation are known, the Registrant cannot offer any conclusions as to its responsibility.

General

     In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Note 10, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of September 30, 1999, ProvGas has incurred environmental assessment and remediation costs of $4.7 million and has a net accrual of $6.1 million for future costs.

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

ITEM 2. PROPERTIES
------------------

     In addition to the Registrant's gas distribution system and storage facilities, which constitute the principal properties of the Registrant, the Registrant owns several buildings and other facilities in Newport, Warwick, Providence, and Westerly that house its offices and provide floor space for its energy distribution and maintenance facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not Applicable

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
---------------------------------------------------------------------------
        MATTERS
        -------

     The Registrant's common stock is listed on the New York Stock Exchange and trades under the symbol "PVY". As of November 30, 1999, there were 6,338 registered holders of record of the Registrant's outstanding common stock. For the balance of the information called for by this item, reference is made to the materials under 'Common stock information' in the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999, which is filed herewith under Part IV as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     For the information called for by this item, reference is made to pages 38 through 41 of the Registrant's Annual Report to Shareholders (pages 35 through 36 of this Form 10-K) for the fiscal year ended September 30, 1999, which is filed herewith under Part IV as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     Regarding the information that relates to this item, reference is made to pages 15 through 18 of the Registrant's Annual Report to Shareholders (pages 1 through 8 of this Form 10-K) for the fiscal year ended September 30, 1999, which is filed herewith under Part IV as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     For the information called for by this item, reference is made to pages 19 through 34 of the Registrant's Annual Report to Shareholders (pages 9 through 33 of this Form 10-K) for the fiscal year ended September 30, 1999, which is filed herewith under Part IV as Exhibit 13.

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

     Not applicable

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  The following information is furnished with respect to the executive officers of the Registrant:

                                                                       Year
                                                                      Office
Name and Age                           Office                       First Held
------------                           ------                       ----------
James H. Dodge           (59)     Chairman, President and Chief
                                  Executive Officer                     1992

James DeMetro            (51)     Executive Vice President              1999

Kenneth W. Hogan         (54)     Vice President, Chief
                                  Financial Officer, and
                                  Treasurer                             1999

James A. Grasso          (45)     Vice President, Public and
                                  Government Affairs                    1997

Royalynne J. Hourihan    (55)     Vice President, Human Resources       1998

Susann G. Mark           (52)     Vice President, General Counsel,
                                  and Secretary                         1998

Gerald A. Yurkevicz      (42)     Vice President, Marketing             1996

Harry J. Bishop          (53)     Assistant Treasurer                   1998

  Mr. Dodge was elected President and Chief Executive Officer of the Registrant and ProvGas in August 1990 and subsequently became Chairman of the Board in January 1992. Mr. Dodge currently serves as a member of the Board of Capital Properties, Inc., a non-affiliated real estate leasing company.

  Mr. DeMetro was elected Executive Vice President of the Registrant and ProvGas in February 1999. Mr. DeMetro served the Registrant and ProvGas as Senior Vice President and for more than four years prior thereto, Vice President, Energy Services.

  Mr. Hogan was elected Vice President, Chief Financial Officer, and Treasurer of the Registrant and ProvGas in April 1999. For more than five years prior thereto, Mr. Hogan served as Senior Vice President, Chief Financial Officer, and Secretary of Valley Resources, Inc., a diversified energy company.

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

                                     III-1

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

                                     III-2

DIRECTORS OF THE REGISTRANT
---------------------------

    For information called for by this item, reference is made to pages 2 through 6 of the Registrant's proxy statement filed December 21, 1999 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 20, 2000.



                                     III-3

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  For the information called for by this item, reference is made to pages 7 through 18 of the Registrant's proxy statement filed December 21, 1999 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 20, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
         ----------

  For the information called for by this item, reference is made to page 19 of the Registrant's proxy statement filed December 21, 1999 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

  For the information called for by this item, reference is made to pages 6 through 7 of the Registrant's proxy statement filed December 21, 1999 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 20, 2000.

                            III-4

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

PROVIDENCE ENERGY CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(a) Financial Statements and Schedules
    ----------------------------------

Consolidated Balance Sheets--September 30, 1999 and 1998
Consolidated Statements of Income for the years ended September 30,
  1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended September 30,
  1999, 1998 and 1997
Consolidated Statements of Capitalization--September 30, 1999
  and 1998
Consolidated Statements of Changes in Common Stockholders' Investment for
  the years ended September 30, 1999, 1998 and 1997
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Consent of Independent Public Accountants

The financial statements and related notes listed above are incorporated by reference from Providence Energy Corporation's Annual Report to Shareholders (see pages 9 through 33 of this Form 10-K) for the year ended September 30, 1999, filed herewith as Exhibit 13.

Schedule II.  Reserves for the years ended September 30, 1999, 1998 and 1997.

Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b) Reports on Form 8-K
    -------------------

     Although no reports on Form 8-K have been filed by the Registrant during the last quarter, on November 15, 1999, the Registrant filed a report on Form 8-K regarding the Registrant's Agreement and Plan of Merger with Southern Union.

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

4.7  Twentieth Supplemental Indenture dated as of February 1, 1999. (Filed as
     Exhibit 4.6 to the report of The Providence Gas Company on Form 10-K for the year ended September 30, 1999, incorporated herein by this reference.)

4.8  Twenty-first Supplemental Indenture dated as of October 12, 1999. (Filed as
     Exhibit 4.7 to the report of The Providence Gas Company on Form 10-K for the year ended September 30, 1999, incorporated herein by this reference.)

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

10.5 Change of control agreement dated May 10, 1999 between Kenneth W. Hogan, Vice President, Chief Financial Officer, and Treasurer and the Registrant. (Filed as Exhibit 10c to the report of the Registrant in Form 10-Q for the quarter ended June 30, 1999, incorporated herein by this reference.)

10.6 Employment Agreement dated July 23, 1998 between James A. Grasso, Vice President, Public and Government Affairs and the Registrant. (Filed as
      Exhibit 10.6 to the report of the Registrant in Form 10-K for the year ended September 30, 1998 incorporated herein by this reference.)

10.7 Employment agreement dated May 27, 1999 between Susann G. Mark, Vice President, General Counsel, and Corporate Secretary and the Registrant. (Filed as Exhibit 10a to Form 10-Q for the quarter ended June 30, 1999, incorporated herein by this reference.)

10.8 Employment Agreement dated October 29, 1997 between Gerald A. Yurkevicz, Vice President, Marketing and the Registrant. (Filed as Exhibit 10.9 to the report of the Registrant in Form 10-K for the year ended September 30 1997, incorporated herein by this reference.)

10.9 Employment Agreement date May 2, 1999 between James M. Stephens, President and Providence Energy Services, Inc. (Filed as Exhibit 10b to the report of the Registrant in Form 10-Q for the quarter ended June 30, 1999, incorporated herein by this reference.)

10.10 Employment Agreement dated October 1, 1998 between Peter J. Gill, Vice President of Information Technology and The Providence Gas Company. (Filed as Exhibit 10d to the report of the Registrant in Form 10-Q for the quarter ended June 30, 1999, incorporated herein by this reference.)

10.11 Employment Agreement dated July 9, 1999 between Royalynne J. Hourihan, Vice President of Human Resources and the Registrant.

10.12 Redacted gas supply contract dated October 1, 1997 between Duke Energy Trading and Marketing, L.L.C. and The Providence Gas Company. (Filed as
      Exhibit 10 to the report of The Providence Gas Company on Form 10-Q for the quarter ended June 30, 1998, incorporated herein by this reference.)

10.13 1989 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit A to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989, heretofore filed with the Securities and Exchange Commission).

10.14 1989 Stock Option Plan (incorporated by reference to Exhibit B to the Registrant's proxy statement for the annual meeting of shareholders held January 9, 1989, heretofore filed with the Securities and Exchange Commission).

10.15  Non-Employee Director Stock Plan (incorporated by reference to Exhibit
       4.3 to Form S-8 (Registration No. 333-25415).

10.16 1998 Performance Share Plan. (Filed as Exhibit 10.13 to the report of the Registrant on Form 10-K for the year ended September 30, 1998, incorporated herein by this reference.)

10.17 Performance Share Award Agreement dated January 1, 1999 between James H. Dodge, Chairman, President, and Chief Executive Officer and the Registrant. (Filed as Exhibit 10a to the report of the Registrant on Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)

10.18 Performance Share Award Agreement dated January 1, 1999 between James DeMetro, Senior Vice President and the Registrant. (Filed as Exhibit 10b to the report of the Registrant on Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)

10.19 Performance Share Award Agreement dated January 1, 1999 between Gary S. Gillheeney, Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary and the Registrant. (Filed as Exhibit 10c to the report of the Registrant on Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)

10.20 Performance Share Award Agreement dated January 1, 1999 between Robert W. Owens, Senior Vice President and the Registrant. (Filed as Exhibit 10d to the report of the Registrant on Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)

10.21 Performance Share Award Agreement dated January 1, 1999 between Susann G. Mark, Vice President, General Counsel, and Secretary and the Registrant. (Filed as Exhibit 10e to the report of the Registrant on Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)

10.22 Liquified Natural Gas Service Precedent Agreement dated December 11, 1998 between Algonquin LNG, Inc. and the Registrant. (Filed as exhibit 10a to the report of The Providence Gas Company in Form 10-Q for the quarter ended December 31, 1998, incorporated herein by this reference.)

13 Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1999. (Pages 1 through 41)

21     Subsidiaries of the Registrant.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors of
Providence Energy Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Providence Energy Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 2, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index to the financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Boston, Massachusetts
November 2, 1999 (except for the information discussed in Note 2, as to which the date is November 16, 1999)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors of
Providence Energy Corporation:


As independent public accountants, we hereby consent to the incorporation by reference of our report dated November 2, 1999 (except for the information discussed in Note 2, as to which the date is November 16, 1999), included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-3, Registration No. 33-62318; S-3, Registration No. 33-70086; S-3, Registration No. 33-31768; S-3, Registration No. 333-70997; S-3, Registration No. 333-84379; S-8, Registration No. 33-31769; S-8, Registration No. 33-31770;
S-8, Registration No. 33-43031; S-8, Registration No. 33-04209; S-8, Registration No. 333-25415; S-8, Registration No. 333-84311; S-8, Registration No. 333-84301; and S-8, Registration No. 333-84383. It should be noted that we have not audited any financial statements of the Company subsequent to September 30, 1999, or performed any audit procedures subsequent to the date of our report.

Arthur Andersen LLP


/s/ Arthur Andersen LLP
-----------------------
Boston, Massachusetts
December 21,1999

Supplemental Schedule

                         PROVIDENCE ENERGY CORPORATION               Schedule II
                         -----------------------------
                         RESERVES FOR THE YEARS ENDED
                         ----------------------------
         SEPTEMBER 30, 1999, SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
         -------------------------------------------------------------
                            (Thousands of Dollars)

                                                             Charge
                                                             for
                                                             Which
                                  Additions                  Reserves
                         Balance  Charged       Other        Were     Balance
                         9/30/98  to Operations Add (Deduct) Created  9/30/99
                         -------  ------------- ------------ -------  -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts    $ 2,604  $     4,756   $   150 (D)  $  4,654 $ 2,856
   Allowance for lease
     receivables -
      current                 26            -         -             -      26
      other                   90            3       (90)(D)         2       1
                         -------  -----------   -------      -------- -------
  Total                  $ 2,720  $     4,759   $    60      $  4,656 $ 2,883
                         =======  ===========   =======      ======== =======
 Allowance for lease
   receivables -
     long-term           $   372  $        72   $  (183)(D)  $     75 $   186
                         =======  ===========   =======      ======== =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes          $22,292  $       888  $    971 (F)   $     - $24,151
                         -------  -----------  --------      -------- -------
 Unamortized investment
   tax credit              2,217            -         -           158   2,059
                         -------  -----------  --------      -------- -------
 Accrued pension           5,812          427       796 (A)        53   6,982
                         -------  -----------  --------      -------- -------
 Accrued environmental     1,750            -    (1,750)(C)         -       -
                         -------  -----------  --------      -------- -------
 Other-
   Liability and
     damage reserve          479          126        74 (E)       185     494
   Other                      52            -         -             7      45
                         -------  -----------  --------      -------- -------
     Total other             531          126        74           192     539
                         -------  -----------  --------      -------- -------
 Total deferred
  credits and
  reserves               $32,602  $     1,441  $     91      $    403 $33,731
                         =======  ===========  ========      ======== =======

                                                               Charge
                                                               for
                                                               Which
                                  Additions                    Reserves
                         Balance  Charged        Other         Were      Balance
                         9/30/97  to Operations  Add (Deduct)  Created   9/30/98
                         -------  -------------  ------------  -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts    $ 1,811     $ 5,063       $    47     $ 4,317   $ 2,604
   Allowance for lease
     receivables -
      current                 27           -             -           1        26
      other                   48          42             -           -        90
                         -------     -------       -------     -------   -------
  Total                  $ 1,886     $ 5,105       $    47     $ 4,318   $ 2,720
                         =======     =======       =======     =======   =======
 Allowance for lease
   receivables -
     long-term           $   401     $    72       $     -     $   101   $   372
                         =======     =======       =======     =======   =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes          $21,495     $ 1,131       $  (334)(E) $     -   $22,292
                         -------     -------       -------     -------   -------
 Unamortized investment
   tax credit              2,375           -             -         158     2,217
                         -------     -------       -------     -------   -------
 Accrued pension           6,740          84          (961)(A)      51     5,812
                         -------     -------       -------     -------   -------
 Accrued environmental     1,750           -             -           -     1,750
                         -------     -------       -------     -------   -------
 Other-
   Liability and
     damage reserve          621         (21)            -         121       479
   Other                      58           -             -           6        52
                         -------     -------       -------     -------   -------
     Total other             679         (21)            -         127       531
                         -------     -------       -------     -------   -------
 Total deferred
  credits and
  reserves               $33,039     $ 1,194       $(1,295)    $   336   $32,602
                         =======     =======       =======     =======   =======

                                                                       Charge
                                                                       for
                                                                       Which
                                            Additions                  Reserves
                                   Balance  Charged       Other        Were      Balance
                                   9/30/96  to Operations Add (Deduct) Created   9/30/97
                                   -------  ------------- ------------ -------   -------
RESERVES DEDUCTED FROM
 ASSETS:
 Accounts receivable
   Allowance for
    doubtful accounts              $ 3,195     $ 5,200    $     -      $ 6,584   $ 1,811
   Allowance for lease
     receivables -
      current                           27           1          -            1        27
      other                              9          94          -           55        48
                                   -------     -------    -------      -------   -------
  Total                            $ 3,231     $ 5,295    $     -      $ 6,640   $ 1,886
                                   =======     =======    =======      =======   =======
 Allowance for lease
   receivables -
     long-term                     $   403     $   138    $     -      $   140   $   401
                                   =======     =======    =======      =======   =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes                    $20,713     $   703    $    79 (E)  $     -   $21,495
                                   -------     -------    -------      -------   -------
 Unamortized investment
   tax credit                        2,533           -          -          158     2,375
                                   -------     -------    -------      -------   -------
 Accrued pension                     5,670         634        475 (A)       39     6,740
                                   -------     -------    -------      -------   -------
 Accrued environmental               1,300           -        450 (B)        -     1,750
                                   -------     -------    -------      -------   -------

 Other-
   Liability and
     damage reserve                    561         281          -          221       621
   Other                                80          (3)         -           19        58
                                   -------     -------    -------      -------   -------
     Total other                       641         278          -          240       679
                                   -------     -------    -------      -------   -------
Total deferred
 credits and
 reserves                          $30,857     $ 1,615    $ 1,004      $   437   $33,039
                                   =======     =======    =======      =======   =======


(A) Adjustment to the regulatory pension liability.
(B) Accrual for environmental investigation and remediation costs.
(C) A reclassification of environmental liabilities from long-term to short-term.
(D) Account reclassifications during system conversion.
(E) Reclassify amounts due to the Registrant to a receivable account.
(F) Represents offset for certain SFAS No. 109 activity in the regulatory asset and liability accounts, as well as reclassifications among tax accounts based on tax return as filed and estimated current year tax activity.

INCORPORATION BY REFERENCE INTO REGISTRATION STATEMENTS ON FORM S-8

    For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of Registrant's Registration Statements on Form S-8 Nos. 33-31769, 33-31770, 33-43031, 33-04209, 333-25415, 333-84311, 333-84301,
and 333-84383.

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

                  PROVIDENCE ENERGY CORPORATION

                  By:   /s/ JAMES H. DODGE
                        ----------------------------------------
                           James H. Dodge, Chairman,
                           President and CEO

                  Date: December 21, 1999
                        ----------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                      Title                   Date
---------                                      -----                   ----
/s/ JAMES H. DODGE                 Chairman, President and CEO        12/21/99
--------------------------                                            --------
James H. Dodge                     (Principal Executive Officer)

/s/ KENNETH W. HOGAN               Vice President, Chief Financial    12/21/99
--------------------------                                            --------
Kenneth W. Hogan                   Officer, and Treasurer

/s/ GILBERT R. BODELL, JR.         Director                           12/21/99
--------------------------                                            --------
Gilbert R. Bodell, Jr.

/s/ JOHN H. HOWLAND                Director                           12/21/99
--------------------------                                            --------
John H. Howland

/s/ DOUGLAS H. JOHNSON             Director                           12/21/99
--------------------------                                            --------
Douglas H. Johnson

/s/ WILLIAM KREYKES                Director                           12/21/99
--------------------------                                            --------
William Kreykes

/s/ PAUL F. LEVY                   Director                           12/21/99
--------------------------                                            --------
Paul F. Levy

/s/ M. ANNE SZOSTAK                Director                           12/21/99
--------------------------                                            --------
M. Anne Szostak

/s/ KENNETH W. WASHBURN            Director                           12/21/99
--------------------------                                            --------
Kenneth W. Washburn

/s/ W. EDWARD WOOD                 Director                           12/21/99
--------------------------                                            --------
W. Edward Wood