Form 10-Q
period 1999-12-31
PROVIDENCE ENERGY CORP
filed 2000-02-10
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1999
                               -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________________ to _______________________

Commission file number                    1-10032
                       ---------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION
            (Exact name of registrant as specified in its charter)

            Rhode Island                                      05-0389170
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

             100 Weybosset Street, Providence, Rhode Island  02903
    ----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-5040
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Common stock, $1.00 par value, 6,141,488 shares outstanding at January 31, 2000.
--------------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                               DECEMBER 31, 1999


                                                                            PAGE
PART I:   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Income for the
          three and twelve months ended
          December 31, 1999 and 1998                                        I-1

          Consolidated Balance Sheets as of
          December 31, 1999, December 31, 1998 and
          September 30, 1999                                                I-2

          Consolidated Statements of Cash Flows for the
          three months ended December 31, 1999 and 1998                     I-3

          Consolidated Statements of Capitalization as of
          December 31, 1999, December 31, 1998 and
          September 30, 1999                                                I-4

          Notes to Consolidated Financial Statements                        I-5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     I-11

PART II:  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                  II-1

          Signature                                                         II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                       FOR THE PERIODS ENDED DECEMBER 31
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                      THREE MONTHS             TWELVE MONTHS
                                                   --------------------     --------------------
                                                      1999      1998          1999        1998
                                                   --------------------     --------------------
                                                       (thousands, except per share amounts)
Energy revenues                                    $ 70,781    $ 64,722     $231,088     $218,892
Cost of energy                                       40,611      35,010      124,644      118,062
                                                   --------    --------     --------     --------
 Operating margin                                    30,170      29,712      106,444      100,830
                                                   --------    --------     --------     --------

Operating expenses:
 Operation and maintenance                           13,208      13,500       52,755       53,436
 Depreciation and amortization                        4,741       4,355       17,882       15,261
 Taxes:
  State gross earnings                                1,682       1,681        5,674        5,519
  Local property and other                            2,229       2,055        9,054        8,451
                                                   --------    --------     --------     --------
Total operating expenses                             21,860      21,591       85,365       82,667
                                                   --------    --------     --------     --------

Operating income                                      8,310       8,121       21,079       18,163

Other income (loss):
 Merger related expenses                             (1,084)     (1,084)           -            -
 Other                                                  332       1,104          351         (111)
                                                   --------    --------     --------     --------
Total other income (loss)                              (752)         20          351         (111)
                                                   --------    --------     --------     --------

Interest expense:
 Long-term debt                                       1,768       1,552        7,043        6,453
 Other                                                  830         516        2,576        1,917
 Interest capitalized                                   (59)        (76)        (372)        (249)
                                                   --------    --------     --------     --------
                                                      2,539       1,992        9,247        8,121
                                                   --------    --------     --------     --------

Income before Federal income taxes                    5,019       6,149       12,183        9,931

Provision for Federal income taxes                    1,735       2,078        4,197        3,473
                                                   --------    --------     --------     --------

Income before preferred dividends of
 subsidiary                                           3,284       4,071        7,986        6,458

Preferred dividends of subsidiary                        70         104          314          452
                                                   --------    --------     --------     --------

Net income                                         $  3,214    $  3,967     $  7,672     $  6,006
                                                   ========    ========     ========     ========

Net income per
common share - basic                               $    .53    $    .66     $   1.27     $   1.01
                                                   ========    ========     ========     ========

Net income per
common share - diluted                             $    .52    $    .66     $   1.26     $   1.01
                                                   ========    ========     ========     ========

Weighted average number of
shares outstanding:
 Basic                                              6,118.8     5,974.0      6,051.9      5,946.1
                                                   ========    ========     ========     ========

 Diluted                                            6,176.1     5,985.0      6,081.9      5,956.6
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

                                                      (Unaudited)
                                                      -----------

                                             December 31,    December 31,    September 30,
                                                 1999            1998            1999
                                             ---------------------------------------------
ASSETS
------
Current assets:
 Cash and temporary cash investments         $  3,468         $  2,580         $  2,804
 Accounts receivable, less allowance of
  $4,293 at 12/31/99, $3,076 at
  12/31/98 and $2,883 at 9/30/99               31,518           28,794           13,684
 Unbilled revenues                             16,244           11,345            2,821
 Inventories, at average cost -
  Fuel oil and underground gas
   storage                                        503              517              558
  Materials and supplies                        1,245            1,246            1,283
 Prepaid and refundable taxes                   2,521            2,817            4,215
 Prepayments                                    1,991            1,874            2,214
                                             --------         --------         --------
                                               57,490           49,173           27,579
                                             --------         --------         --------

Gas plant, at original cost                   344,894          332,181          345,671
 Less - Accumulated depreciation
 and plant acquisition adjustments            125,728          129,723          127,481
                                             --------         --------         --------
                                              219,166          202,458          218,190
                                             --------         --------         --------

Other property, net                             2,769            2,610            2,628
Investments                                    12,883            3,143           11,186
Deferred environmental costs                   11,088            5,593            9,719
Deferred charges and other assets              28,824           18,771           28,731
                                             --------         --------         --------
                                               55,564           30,117           52,264
                                             --------         --------         --------

Total assets                                 $332,220         $281,748         $298,033
                                             ========         ========         ========


CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
 (See accompanying statement)                $187,610         $174,066         $187,628
                                             --------         --------         --------

Current liabilities:
 Notes payable                                 51,845           27,159           38,250
 Current portion of long-term debt              3,369            3,337            3,515
 Accounts payable                              31,732           27,568           12,199
 Accrued compensation                           1,417            1,075            1,634
 Accrued environmental costs                    5,719            3,400            6,145
 Accrued interest                               1,507            1,321            1,647
 Accrued taxes                                  5,749            3,463            3,557
 Accrued vacation                               1,832            1,687            1,807
 Accrued workers compensation                     679              577              595
 Customer deposits                              2,962            3,022            2,973
 Deferred revenue                                 200                -              315
 Energy conservation liability                  1,241              721            1,261
 Other                                          2,434            2,928            2,776
                                             --------         --------         --------
                                              110,686           76,258           76,674
                                             --------         --------         --------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                                 24,295           22,836           24,151
 Unamortized investment tax credits             2,020            2,178            2,059
 Accrued pension                                7,087            5,880            6,982
 Other                                            522              530              539
                                             --------         --------         --------
                                               33,924           31,424           33,731
                                             --------         --------         --------
Commitments and contingencies

Total capitalization and liabilities         $332,220         $281,748         $298,033
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
                    --------------------------------------

                                                           (Unaudited)
                                                           -----------
                                                         1999       1998
                                                      ---------   ---------
                                                           (thousands)
Cash provided by Operating Activities:
    Income after interest expense                      $  3,284   $  4,071
    Items not requiring cash:
        Depreciation and amortization                     4,741      4,355
        Gain on sale of financial instruments               (20)      (216)
        Deferred Federal income taxes                       140        539
        Amortization of investment tax credits              (39)       (39)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                           (17,811)   (14,727)
          Unbilled revenues                             (13,423)    (9,680)
          Inventories                                       100        326
          Prepaid and refundable taxes                    1,694      2,560
          Prepayments                                       223        (21)
          Accounts payable                               19,436     17,543
          Accrued compensation                             (217)      (262)
          Accrued interest                                 (140)      (175)
          Accrued taxes                                   2,174        754
          Accrued vacation, accrued workers
            compensation, customer deposits
            and other                                      (418)    (1,152)
          Accrued pension                                   105         68
          Deferred charges and other                        (62)     2,058
                                                       --------   --------
    Net cash provided by (used for) operating
      activities                                           (233)     6,002
                                                       --------   --------
Investing Activities:
    Expenditures for property, plant
      and equipment, net                                 (7,318)    (8,532)
    Expenditures for business acquisitions                 (300)         -
    Investment in joint venture                          (1,668)      (947)
    Proceeds from sale of financial
      instruments, net                                       27        162
                                                       --------   --------
    Net cash used in investing activities                (9,259)    (9,317)
                                                       --------   --------
Financing Activities:
    Proceeds from exercise of stock options                  29         14
    Payments on long-term debt                           (2,091)    (1,842)
    Increase in notes payable, net                       13,595      7,080
    Cash dividends on preferred shares                      (70)      (104)
    Cash dividends on common shares                      (1,307)    (1,259)
                                                       --------   --------
    Net cash provided by financing activities            10,156      3,889
                                                       --------   --------
Increase in cash and temporary cash investments             664        574
Cash and temporary cash investments at beginning
  of period                                               2,804      2,006
                                                       --------   --------
Cash and temporary cash investments at end
  of period                                            $  3,468   $  2,580
                                                       ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during period for-
    Interest (net of amount capitalized)               $  2,552   $  2,115
    Income taxes (net of refunds)                      $     28   $     19
  Schedule of non-cash investing activities
    Capital lease obligations for equipment            $      -        115

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                                             (Unaudited)
                                                             -----------

                                                      December 31,    December 31,   September 30,
                                                         1999             1998           1999
                                                     ---------------------------------------------
Common stockholders' investment:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 6,142 at 12/31/99,
                   5,983 at 12/31/98
                   and 6,102 at
                   9/30/99                           $      6,142     $     5,983     $     6,102
  Amount paid in excess of par                             62,992          59,498          61,966
  Retained earnings                                        26,568          25,423          25,000
                                                     ------------     -----------     -----------
Total Common equity                                        95,702          90,904          93,068
                                                     ------------     -----------     -----------
Accumulated other comprehensive earnings:
  Unrealized gain on financial
    instruments                                                23              38              39
                                                     ------------     -----------     -----------
Total common equity                                        95,725          90,942          93,107
                                                     ------------     -----------     -----------

Cumulative preferred stock of subsidiary:
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 32 shares as of
      12/31/99 and 9/30/99 and 48
      shares as of 12/31/98                                 3,200           4,800           3,200
                                                     ------------     -----------     -----------

Long-term debt:
  First Mortgage Bonds                                     88,219          75,728          89,819
  Other long-term debt                                      3,511           4,750           4,461
  Capital leases                                              324           1,183             556
                                                     ------------     -----------     -----------

Total long-term debt                                       92,054          81,661          94,836

Less current portion                                        3,369           3,337           3,515
                                                     ------------     -----------     -----------

Long-term debt, net                                        88,685          78,324          91,321
                                                     ------------     -----------     -----------

Total capitalization                                 $    187,610     $   174,066     $   187,628
                                                     ============     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



1.   Accounting Policies
     -------------------

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1999 filed on Form 10-K are adequate to make the information presented not misleading.

2.   Reclassifications
     -----------------

     Certain prior period amounts have been reclassified for consistent presentation with the current period.

3.   Rates and Regulation
     --------------------

     The Providence Gas Company (ProvGas), a wholly owned subsidiary of the Registrant, is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (Energize RI or the Plan) among ProvGas, the Rhode Island Division of Public Utilities and Carriers (Division), the Energy Council of Rhode Island, and The George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a price decrease of approximately 4.0 percent in addition to a three-year price freeze. Under Energize RI, the Gas Charge Clause (GCC) mechanism has been suspended for the entire term. Also, in connection with the Plan, ProvGas wrote off approximately $1.5 million of previously deferred gas costs in October 1997. Energize RI also provides for ProvGas to make significant capital investments to improve its distribution system and support economic development. Specific capital improvement projects funded under Energize RI are estimated to total approximately $26 million over its three-year term. In addition, under Energize RI, ProvGas provides funding for the Low-Income Assistance Program at an annual level of $1.0 million, the Demand Side Management Rebate Program at an annual level of $.5 million, and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by allowing ProvGas to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

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

     During fiscal 1999, ProvGas recognized into revenue $2.45 million for the exogenous changes recovery, and has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

     ProvGas intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

     As Energize RI is due to expire on September 30, 2000, several alternatives are available to ProvGas to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, ProvGas filed for a two-month extension of Energize RI to allow time for the Registrant to discuss its options with the appropriate parties.

4.   Gas Supply
     ----------

     As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, ProvGas entered into a full requirements gas
         ---------------------
supply contract with Duke Energy Trading and Marketing, L.L.C. (DETM), a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years commencing October 1, 1997. Under the contract, DETM guarantees to meet ProvGas' supply requirements; however, ProvGas must purchase all of its gas supply exclusively from DETM. In addition, under the contract, ProvGas transferred responsibility for its pipeline capacity resources, storage contracts, and liquified natural gas (LNG) capacity to DETM. As a result, ProvGas' gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

     In addition to providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover ProvGas' non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to ProvGas' transportation service customers including enhanced balancing, standby, and the storage and peaking services available under ProvGas' approved Firm Transportation (FT-2) storage service effective December 1, 1997. DETM will receive the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

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

     ProvGas has entered into an agreement replacing its existing LNG service contract with Algonquin Gas Transmission Company (Algonquin), a subsidiary of Duke Energy Corporation. Algonquin is the owner and operator of a LNG tank located in Providence, Rhode Island. ProvGas relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement began November 10, 1999. Under the terms of the agreement, Algonquin replaced and expanded the vaporization capability at the tank. ProvGas has received approximately $2.6 million from Algonquin. Of the $2.6 million, approximately $.9 million represents reimbursement received by ProvGas in 1999 for costs incurred related to the project including labor, engineering, and legal expenses. The remaining portion of the payment, or approximately $1.7 million was received in January 2000, and serves as reimbursement for the additional costs that DETM will incur as a result of the release of the Algonquin storage capacity to DETM as provided for in the gas supply asset management contract described above.

     In June 1999, the Federal Energy Regulatory Commission (FERC) issued an order in Docket Number CP99-113 approving Algonquin's project described above. In that order FERC also approved the new 10-year contract between Algonquin and ProvGas for service from the tank and ProvGas' parallel filing, PR99-8, requesting regulatory authorization to charge Algonquin for displacement of gas for other Algonquin customers.

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

5.   Environmental Matters
     ---------------------

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

     At December 31, 1999, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites (2)
------------------

     The Registrant has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two C. M. Brackett sites in Plympton, Massachusetts. Disposal contractors employed in the past, either directly or indirectly by the Registrant and other PRPs, allegedly deposited waste materials at the C. M. Brackett sites. With respect to one of the sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The same group is currently negotiating a similar agreement for the second site. The costs to be borne by the Registrant in connection with both Plympton sites are not anticipated to be material to the financial condition of the Registrant.

Providence Site
---------------

     During 1995, the Registrant began a study at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1999, approximately $3.0 million had been spent primarily on studies and the formulation of remediation work plans under Rhode Island Department of Environmental Management (DEM) supervision.

     The Registrant has completed the initial investigation to determine the extent of environmental contamination for the most contaminated portions of the property. The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of the most contaminated soil, ranging from $7.0 million to in excess of $9.0 million. As of December 31, 1999, approximately $2.7 million had been spent on the remediation of this soil. The remediation of the most contaminated portions of the property is scheduled to be completed in August 2000.

     An investigation of the remaining property was begun in December 1999. The Registrant anticipates this investigation to be completed in March 2000 at a cost of approximately $1.5 million. In addition, as of December 31, 1999 the Registrant has not begun its groundwater investigation at this site.

     Because of the uncertainties associated with the pending investigations, the Registrant can not offer any conclusions as to the total future cost of remediation of the property at this time. Based on the proposals for remediation work, the Registrant has an accrual balance of $5.7 million at December 31, 1999 for anticipated future remediation and investigation costs at this site.

Westerly Site
-------------

     The Registrant acquired the Westerly, Rhode Island operations center in 1990 from another company. In 1996 an environmental investigation revealed the existence of coal tar waste on the site. The Registrant never operated a manufactured gas plant at this location, but the previous owner did. The former manufactured gas plant is allegedly the source of the coal tar waste. In February 1999, DEM issued the Registrant and the previous owner a letter of responsibility for the site. As of December 31, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury from the site, as well as some localized contamination. The costs associated with the investigation and removal of localized contamination were shared equally with the former owner of the property.

     The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site at no cost to the Registrant. The purchase and sale agreement is anticipated to be signed during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste. The Registrant has completed the required cleanup related to any mercury-containing regulators and remains responsible for cleanup of any mercury released into adjacent water. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

Allens Avenue Site
------------------

     In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination as well as the extent of the Registrant's responsibility. The Registrant has entered into a cost-sharing agreement with the current operator of the property, under which the Registrant is responsible for approximately 20 percent of the costs related to the investigation. Costs of testing at this site as of December 31, 1999 were approximately $.2 million. Until the results of the investigation are known, the Registrant cannot offer any conclusions as to its responsibility.

General
-------

     In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of December 31, 1999, ProvGas has incurred environmental assessment and remediation costs of $6.7 million and has an accrual balance of $5.7 million for future costs.

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

6.  Net Income per Common Share
    ---------------------------

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended December 31 is as follows:

                              Three Months             Twelve Months
                            1999      1998           1999       1998
                            ----      ----           ----       ----

Weighted average
shares                    6,118.8   5,974.0        6,051.9    5,946.1

Effect of dilutive
stock options                57.3      11.0           30.0       10.5
                          -------   -------        -------    -------

Weighted average
shares diluted            6,176.1   5,985.0        6,081.9    5,956.6
                          =======   =======        =======    =======

     The net income used in the calculation for basic and diluted earnings per share agrees with the net income appearing in the consolidated financial statements.

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

     The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive loss for the three months ended December 31:


                          Unrealized Holding    Reclassification
                            Losses on           Adjustments for
                            Investments             Gains             Other
                          Arising During         Included in      Comprehensive
(thousands of dollars)      the Period           Net Income           Loss
----------------------      ----------           ----------           ----
2000
Pretax income              $     (10)             $     (14)       $     (24)
Income tax expense                (3)                    (5)              (8)
                           ---------              ---------        ---------
   Net change              $      (7)             $      (9)       $     (16)
                           =========              =========        =========

8.   Commitments and Contingencies
     -----------------------------

     The Registrant has employment agreements with 11 officers which become operative upon a change in control of the Registrant and continue in effect for a range of two to three years. Potential salary severance expense under the agreements could total approximately $5.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

  Providence Energy Corporation (the Registrant) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases.

  All statements other than statements of historical facts included in this 10-Q including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of its proposed merger with Southern Union Company (Southern Union), and statements addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant, including the regulatory approvals or the timeliness of such approvals of the Registrant's proposed merger with Southern Union; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

  The Registrant's energy revenues, operating margin, and net income for the three and twelve months ended December 31, 1999 and for comparable periods ended December 31, 1998 are as follows:


                                  (thousands)
                       Three Months          Twelve Months
                     Ended December 31     Ended December 31

                       1999      1998        1999       1998
                       ----      ----        ----       ----

 Energy revenues      $70,781   $64,722    $231,088   $218,892
                      =======   =======    ========   ========


 Operating margin     $30,170   $29,712    $106,444   $100,830
                      =======   =======    ========   ========


 Net income           $ 3,214   $ 3,967    $  7,672   $  6,006
                      =======   =======    ========   ========

Operating Margin
----------------

  Operating margin increased approximately $.5 million or 1.5 percent compared to the same quarter last year and approximately $5.6 million or 5.6 percent for the twelve months ended December 31, 1999 versus the same period last year.

  During the latest quarter, the Registrant experienced weather that was .7 percent warmer than the same quarter last year. This warmer weather resulted in a margin decrease of approximately $.3 million.

  Non-regulated operating margin for the current quarter increased approximately $.4 million when compared to the same period last year. The increase was primarily due to the acquisition of oil companies in July 1999 and increased commercial sales.

  The Registrant experienced weather that was 7.1 percent colder for the twelve months ended December 31, 1999 versus the same period last year. The colder temperatures resulted in increased margin of approximately $1.8 million compared to last year. Also contributing to the increase was $1.9 million related to the 1998 exogenous change recovery, $.5 million in non-firm margin and $.5 million in customer growth.

  For the current twelve-month period, non-regulated operating margin increased approximately $2.3 million. As in the quarter increase, this increase was primarily attributable to the acquisition of oil companies and increased commercial sales.

Operating and Maintenance Expenses
----------------------------------

  Overall, operating and maintenance expenses decreased approximately $.3 million or 2.2 percent from the same quarter last year and approximately $.7 million or 1.3 percent for the twelve months ended December 31, 1999 when compared to the same twelve month period last year. The twelve-month decrease is primarily attributable to a one-time reimbursement of approximately $.9 million for costs incurred under a FERC-approved contract with Algonquin Gas Transmission Company. Offsetting the reimbursement was an increase of approximately $.6 million in non-regulated operating and maintenance expenses which was partially attributable to the Registrant's acquisition of oil companies. The remaining decrease is attributable to cost control measures which were implemented in response to warmer weather.

  The Registrant continually reviews its operating expenses in order to keep expenses as low as possible; however, expenses can vary from year to year.


Depreciation and Amortization Expenses
--------------------------------------

  Depreciation and amortization expense increased approximately $.4 million or
8.9 percent compared to the same quarter last year and approximately $2.6 million or 17.2 percent for the twelve months ended December 31, 1999 versus the same period last year. This increase is the result of increased capital spending for Energize RI commitments; technology projects; Year 2000 costs, which were capitalized as authorized under the provisions of Energize RI; and the amortization of environmental costs. Effective October 1, 1997, the Registrant began amortizing environmental and Year 2000 costs over 10-year and 5-year periods, respectively, in accordance with the levels authorized in Energize RI. The Registrant will have increased environmental amortization expense in future years as its planned environmental remediation program continues. Also, amortization expense for Year 2000 costs will increase in the future as higher levels of costs have been incurred from those originally anticipated.

Taxes
-----

  Taxes for the current quarter versus last year increased approximately $.2 million or 4.7 percent and approximately $.8 million or 5.4 percent for the current twelve-month period versus last year. The increases are primarily due to increases in local property taxes as a result of capital spending.

Other Income (Loss)
-------------------

  Other income (loss) decreased approximately $.8 million in the current quarter versus the same quarter last year. The decrease is primarily the result of a $1.1 million fee paid in the current quarter for investment banking services related to the Registrant's proposed merger with Southern Union. Additional investment banking fees and other expenses relating to the proposed merger will be incurred during the balance of the year. As part of the agreement with the investment banker, the remainder of the fee is payable in two installments of $1.1 million each upon the occurrence of the following two events: (a) upon the Registrant's shareholder approval of the proposed merger and (b) at the closing of the proposed merger. Partially offsetting the fee was approximately $.2 million in investment interest income.

  Other income (loss) increased approximately $.5 million for the twelve months ended December 31, 1999. Other income decreased $1.1 million for the investment banking fee. In 1998, the Registrant established a reserve for a refund under an order which was subsequently vacated in 1999, at which time the original reserve was reversed, contributing approximately $.5 million to the twelve-month increase. Also increasing other income was approximately $.5 million in investment interest income.

Interest Expense
----------------

  Interest expense increased approximately $.5 million or 27.5 percent during the latest quarter compared to the same quarter last year and approximately $1.1 million or 13.9 percent during the latest twelve months compared to the same twelve months last year. Long-term interest expense increased as a result of ProvGas' Series T First Mortgage Bond issuance in February 1999, which refinanced short-term borrowings. The Series T issuance enabled the Company to secure a favorable long-term financing rate. However, this increase was partially offset by the Series S First Mortgage Bond issuance in April 1998, which refinanced higher cost long-term debt. Additionally, short-term interest expense has increased as a result of increased notes payable, which was used primarily as bridge financing for the Registrant's investment in the Providence Place Mall.

FUTURE OUTLOOK

Regulatory

  Under the Price Stabilization Plan Settlement Agreement (Energize RI or the
Plan), ProvGas may earn up to 10.9 percent, but not less than 7.0 percent, annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In the event that ProvGas earns in excess of 10.9 percent or less than 7.0 percent, ProvGas will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

  As part of Energize RI, ProvGas is permitted to file annually with the Rhode Island Division of Public Utilities and Carriers (Division) for the recovery of exogenous changes which may occur during the three-year term of the Plan. Exogenous changes are defined as "...significant increases or decreases in ProvGas' costs or revenues which are beyond ProvGas' reasonable control." Any disputes between ProvGas and the Division regarding either the nature or quantification of the exogenous changes are to be resolved by the Rhode Island Public Utilities Commission (RIPUC). The impact of any such exogenous changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

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

  During fiscal 1999, ProvGas recognized into revenue $2.45 million for the exogenous changes recovery, and has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

  ProvGas intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

  As Energize RI is due to expire on September 30, 2000, several alternatives are available to ProvGas to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, ProvGas filed for a two-month extension of Energize RI to allow time for the Registrant to discuss its options with the appropriate parties.

  On August 31, 1999, ProvGas' settlement agreement for enhancements to its Business Choice program was approved by the RIPUC in Docket 2902 and became effective September 1, 1999. Specifically, there will now be rolling enrollment for transportation service, which will allow customers to execute transportation agreements throughout the year, rather than during limited enrollment periods. The program now has approximately 1,700 firm transportation customers with annual deliveries of over 5 billion cubic feet per year, which is approximately 25 percent of ProvGas' total annual firm deliveries. There are 14 marketers serving ProvGas' customers and transporting on the system. Additional enhancements to the Business Choice program were filed with the RIPUC under a supplemental settlement agreement in Docket 2902 on October 8, 1999 and were approved on October 27, 1999. These enhancements do not generate additional revenue.

Business Opportunities

  The Registrant's non-regulated operation continues to increase its contribution to operating margin by adding customers and sales volume, although it continues to generate a net loss consistent with the expansion of our oil businesses. The Registrant intends to continue to grow its residential oil customer base through future customer acquisitions to build the operational scale needed to compete effectively in the marketplace. On January 19, 2000, the Registrant acquired the full service oil business assets of the Woonsocket Consumers Coal Company (Consumers). Consumers is a full service oil company in Northern Rhode Island and has approximately 5,000 residential oil customers. The acquisition is a significant step in the Registrant's strategic plan to expand its retail oil distribution business and strengthen its position as a leader in the New England energy industry. Furthermore, the New England gas utilities continue to unbundle the sale of the gas commodity from the distribution of that gas, which will also enable future growth.

  The Registrant's joint venture to provide electricity, HVAC, and related services for most of the Providence Place Mall (the Mall) began with the Mall's August 1999 opening.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the current year, the Registrant's cash flow from operating activities decreased approximately $6.2 million for the quarter ended December 31, 1999 compared to the same period last year. On a comparative basis, the current year cash flow decreased as a result of an increase in unbilled revenues due to the time period covered in cycle billing.

  Capital expenditures for the quarter ended December 31, 1999 of $7.3 million decreased $1.2 million or 14.2 percent when compared to $8.5 million for the same period last year. This spending decrease was due primarily to technology projects, which were completed during fiscal 1999. Capital expenditures for the remainder of fiscal year 2000 and fiscal year 2001 are expected to be approximately $49.0 million in total.

  During the current quarter, the Registrant's cash flow from financing activities increased $6.3 million due primarily to a temporary increase in short-term borrowings, which was used primarily as bridge financing for the Registrant's investment in the Mall. The Registrant has reached an agreement with an institutional lender for permanent financing (the Mall Financing) to replace its bridge financing for the Mall, which is expected to close during the second quarter of fiscal 2000. The Mall Financing loan provides for a 15-year non-recourse project financing, secured by the equipment assets of the 6.6 megawatt generating plant located at the Mall. Upon execution of the Mall Financing agreement, ProvEnergy will receive 50 percent of the loan proceeds (estimated to be between $11.0 million and $12.5 million) at which time, the Registrant's equity investment in the Mall project will be approximately $3.0 to $3.5 million.


YEAR 2000 UPDATE

  Year 2000 (Y2K) readiness was a top priority for the Registrant. The Registrant's company-wide Y2K Project was completed on schedule and all mission critical systems and devices essential to providing safe, reliable service to its customers were Y2K ready. The Registrant's operations were not in any way disrupted by the rollover to January 1, 2000.

  The Registrant has capitalized Year 2000 costs for ProvGas and is amortizing those costs over a five-year amortization period consistent with the regulatory levels authorized by the RIPUC under the Energize RI program. As of December 31, 1999, the Registrant deferred total Year 2000 costs of approximately $7.7 million and has amortized approximately $.5 million of these costs. In addition, approximately $.1 million of additional costs, which were expensed in fiscal 1999, had been incurred by the non-regulated operation.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------


PART II. OTHER INFORMATION
-------  -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The annual meeting of shareholders was held on January 20, 2000 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 2003 annual meeting by the following vote:

Mr. James H. Dodge            4,837,975 FOR   77,756 WITHHELD
Mr. Kenneth W. Washburn       4,835,171 FOR   80,560 WITHHELD


Item 6 (a). Exhibits
--------------------

     10a. Employment Agreement dated October 1, 1999 between Gerald A. Yurkevicz, Vice President, Business Development and Marketing and the Registrant.

     10b. Employment Agreement dated October 1, 1999 between James A. Grasso, Vice President, Public and Government Affairs and Assistant Secretary and the Registrant.

     10c. Employment Agreement dated October 1, 1999 between James DeMetro, Executive Vice President and the Registrant.

     10d. Employment Agreement dated October 1, 1999 between James H. Dodge, Chairman, President and Chief Executive Officer and the Registrant.

     10e. Employment Agreement dated October 1, 1999 between James M. Stephens, President and Providence Energy Services, Inc.

     10f. Employment Agreement dated October 1, 1999 between Kenneth W. Hogan, Vice President, Chief Financial Officer, and Treasurer and the Registrant.

     10g. Employment Agreement dated October 1, 1999 between Royalynne Hourihan, Vice President, Human Resources and the Registrant.

     10h. Employment Agreement dated October 1, 1999 between Susann G. Mark, Vice President, General Counsel, and Secretary and the Registrant.

     10i. Employment Agreement dated October 1, 1999 between Peter J. Gill, Vice President, Information Technology and ProvGas. (Filed as exhibit 10a. to the report of The Providence Gas Company on Form 10-Q for the period ended December 31, 1999, incorporated herein by this reference.)

     10j. Employment Agreement dated October 1, 1999 between Robert W. Owens, Senior Vice President, Gas Distribution and ProvGas. (Filed as exhibit 10b. to the report of The Providence Gas Company on Form 10-Q for the period ended December 31, 1999, incorporated herein by this reference.)

     10k. Employment Agreement dated October 1, 1999 between Timothy S. Lyons, Vice President, Marketing and Regulatory Affairs and ProvGas. (Filed as exhibit 10c. to the report of The Providence Gas Company on Form 10-Q for the period ended December 31, 1999, incorporated herein by this reference.)

Item 6 (b). Reports on Form 8-K
-------------------------------

     On November 15, 1999, the Registrant filed a report on Form 8-K regarding the Registrant's Agreement and Plan of Merger with Southern Union Company.

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



Dated:  February 10, 2000
        -----------------