Form 10-Q/A
period 1999-12-31
PROVIDENCE ENERGY CORP
filed 2000-02-24
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1999
                               ----------------------------------------------

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

This amendment to the Quarterly Report on Form 10-Q of the Providence Energy Corporation for the quarter ended December 31, 1999 is made for the purpose of correcting a clerical error in the income statement. This change does not effect the reported earnings per share or any of the subtotals within the income statement.

PART I.  FINANCIAL INFORMATION
------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                                                  PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                                ---------------------------------------------------
                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------------------------
                                                       FOR THE PERIODS ENDED DECEMBER 31
                                                ---------------------------------------------------
                                                                  (Unaudited)
                                                ---------------------------------------------------


                                                        THREE MONTHS        TWELVE MONTHS
                                                        ------------        --------------
                                                       1999      1998      1999       1998
                                                     -----------------     ----------------
                                                      (thousands, except per share amounts)
Energy revenues                                      $70,781   $64,722   $231,088   $218,892
Cost of energy                                        40,611    35,010    124,644    118,062
                                                     -------   -------   --------   --------
 Operating margin                                     30,170    29,712    106,444    100,830
                                                     -------   -------   --------   --------

Operating expenses:
 Operation and maintenance                            13,208    13,500     52,755     53,436
 Depreciation and amortization                         4,741     4,355     17,882     15,261
 Taxes:
  State gross earnings                                 1,682     1,681      5,674      5,519
  Local property and other                             2,229     2,055      9,054      8,451
                                                     -------   -------   --------   --------
Total operating expenses                              21,860    21,591     85,365     82,667
                                                     -------   -------   --------   --------

Operating income                                       8,310     8,121     21,079     18,163

Other income (loss):
 Merger related expenses                              (1,084)        -     (1,084)         -
 Other                                                   332        20      1,435       (111)
                                                     -------   -------   --------   --------
Total other income (loss)                               (752)       20        351       (111)
                                                     -------   -------   --------   --------

Interest expense:
 Long-term debt                                        1,768     1,552      7,043      6,453
 Other                                                   830       516      2,576      1,917
 Interest capitalized                                    (59)      (76)      (372)      (249)
                                                     -------   -------   --------   --------
                                                       2,539     1,992      9,247      8,121
                                                     -------   -------   --------   --------

Income before Federal income taxes                     5,019     6,149     12,183      9,931

Provision for Federal income taxes                     1,735     2,078      4,197      3,473
                                                     -------   -------   --------   --------

Income before preferred dividends of
 subsidiary                                            3,284     4,071      7,986      6,458

Preferred dividends of subsidiary                         70       104        314        452
                                                     -------   -------   --------   --------

Net income                                           $ 3,214   $ 3,967   $  7,672   $  6,006
                                                     =======   =======   ========   ========

Net income per
common share - basic                                 $   .53   $   .66   $  1.27    $  1.01
                                                     =======   =======   ========   ========

Net income per
common share - diluted                               $   .52   $   .66   $  1.26    $  1.01
                                                     =======   =======   ========   ========

Weighted average number of
shares outstanding:
 Basic                                               6,118.8   5,974.0   6,051.9    5,946.1
                                                     =======   =======   ========   ========

 Diluted                                             6,176.1   5,985.0   6,081.9    5,956.6
                                                     =======   =======   ========   ========

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



Dated:  February 23, 2000
        -----------------