Form 10-Q
period 2000-03-31
PROVIDENCE ENERGY CORP
filed 2000-05-10
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                               ----------------------------------------

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

                                 401-272-5040
----------------------------------------------------------------------------
              Registrant's telephone number, including area code


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

Common stock, $1.00 par value, 6,147,625 shares outstanding at  May 5, 2000.
----------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                                MARCH 31, 2000


PART I:        FINANCIAL INFORMATION                                  PAGE
Item 1         Financial Statements
               Consolidated Statements of Income for the
               three, six and twelve months ended
               March 31, 2000 and 1999                                I-1

               Consolidated Balance Sheets as of
               March 31, 2000, March 31, 1999 and
               September 30, 1999                                     I-2

               Consolidated Statements of Cash Flows for the
               six months ended March 31, 2000 and 1999               I-3

               Consolidated Statements of Capitalization as of
               March 31, 2000, March 31, 1999 and
               September 30, 1999                                     I-4

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

PART II:       OTHER INFORMATION

Item 5         Other Information                                     II-1

Item 6         Exhibits and Reports on Form 8-K                      II-1

               Signature                                             II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
 ITEM 1.  FINANCIAL STATEMENTS
 ------   --------------------

                                  PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                                  ----------------------------------------------
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          ---------------------------------
                                           FOR THE PERIODS ENDED MARCH 31
                                           ------------------------------
                                                     (Unaudited)
                                                      ---------

                                    THREE MONTHS            SIX MONTHS
                                --------------------     --------------------
                                    2000    1999              2000    1999
                                --------------------     --------------------
                                    (thousands, except per share amounts)

Energy revenues                 $ 110,586   $ 93,713     $ 181,367  $ 158,435
Cost of energy                     67,290     51,618       107,901     86,628
                                ---------   --------     ---------  ---------
  Operating margin                 43,296     42,095        73,466     71,807
                                ---------   --------     ---------  ---------

Operating expenses:
  Operation and maintenance        15,734     14,859        28,942     28,359
  Depreciation and amortization     4,892      4,373         9,633      8,728
  Taxes:
    State gross earnings            2,489      2,471         4,171      4,152
    Local property and other        2,652      2,404         4,881      4,459
                                ---------   --------     ---------  ---------
Total operating expenses           25,767     24,107        47,627     45,698
                                ---------   --------     ---------  ---------

Operating income                   17,529     17,988        25,839     26,109
                                ---------   --------     ---------  ---------

Other income (loss):
  Merger related expenses            (992)         -        (2,076)         -
  Other                               335        169           667        189
                                ---------   --------     ---------  ---------
Total other income (loss)            (657)       169        (1,409)       189
                                ---------   --------     ---------  ---------

Income before interest expense
and preferred dividends of
subsidiary                         16,872     18,157        24,430     26,298
                                ---------   --------     ---------  ---------

Interest expense:
  Long-term debt                    1,752      1,692         3,520      3,244
  Other                             1,083        667         1,913      1,183
  Interest capitalized                (60)       (94)         (119)      (170)
                                ---------   --------     ---------  ---------
                                    2,775      2,265         5,314      4,257
                                ---------   --------     ---------  ---------

Income before Federal income
  taxes                            14,097     15,892        19,116     22,041

Provision for Federal income
taxes                               5,114      5,414         6,849      7,492
                                ---------   --------     ---------  ---------

Income before preferred
dividends of subsidiary             8,983     10,478        12,267     14,549

Preferred dividends of
subsidiary                             75        105           145        209
                                ---------   --------     ---------  ---------
Net income                      $   8,908   $ 10,373     $  12,122  $  14,340
                                =========   ========     =========  =========

Net income per
common share - basic            $    1.45   $   1.73          1.98  $    2.40
                                =========   ========     =========  =========

Net income per
common share - diluted          $    1.43   $   1.73     $    1.96  $    2.39
                                =========   ========     =========  =========

Weighted average number of
shares outstanding:

  Basic                           6,144.6    5,996.5       6,131.7    5,985.3
                                =========   ========      ========   ========

  Diluted                         6,209.3    6,006.9       6,192.7    5,996.0
                                =========   ========      ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
------   ---------------------
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
                                                      ---------

                                                        TWELVE MONTHS
                                                        -------------
                                                        2000     1999
                                                        -------------
                                          (thousands, except per share amounts)

                Energy revenues                    $ 247,961   $ 224,809
                Cost of energy                       140,316     120,557
                                                   ---------   ---------
                  Operating margin                   107,645     104,252
                                                   ---------   ---------

                Operating expenses:
                  Operation and maintenance           53,630      54,549
                  Depreciation and amortization       18,401      15,844
                  Taxes:
                    State gross earnings               5,692       5,769
                    Local property and other           9,302       8,550
                                                   ---------   ---------
                Total operating expenses              87,025      84,712
                                                   ---------   ---------

               Operating income                       20,620      19,540
                                                   ---------   ---------

               Other income (loss):
                  Merger related expenses             (2,076)          -
                  Other                                1,601        (104)
                                                   ---------   ---------

               Total other income (loss)                (475)       (104)
                                                   ---------   ---------

               Income before interest expense
               and preferred dividends of
               subsidiary                             20,145      19,436
                                                   ---------   ---------

               Interest expense:
                  Long-term debt                       7,103       6,663
                  Other                                2,992       1,940
                  Interest capitalized                  (338)       (270)
                                                   ---------   ---------
                                                       9,757       8,333
                                                   ---------   ---------

               Income before Federal income
                  taxes                               10,388      11,103

               Provision for Federal income taxes      3,897       3,841
                                                   ---------   ---------

               Income before preferred dividend
                  of subsidiary                        6,491       7,262

               Preferred dividends of subsidiary         284         418
                                                   ---------   ---------

               Net income                          $   6,207   $   6,844
                                                   =========   =========

               Net income per
               common share - basic                $    1.02   $    1.15
                                                   =========   =========

               Net income per
               common share - diluted              $    1.01   $    1.15
                                                   =========   =========

               Weighted average number of
               shares outstanding:

                  Basic                              6,088.9     5,966.4
                                                   =========   =========

                  Diluted                            6,132.5     5,976.6
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

                                        (Unaudited)
                                       -------------

                                           March 31,  March 31,  September 30,
                                             2000       1999         1999
                                       ----------------------------------------
ASSETS
------
Current assets:
  Cash and temporary cash investments      $  4,067   $  6,364   $  2,804
  Accounts receivable, less allowance
    of $6,580 at 3/31/00, $4,885 at
    3/31/99 and $2,883 at 9/30/99            55,046     45,401     13,684
  Unbilled revenues                          10,981      8,055      2,821
  Inventories, at average cost -
    Fuel oil and underground gas
      storage                                   484        403        558
    Materials and supplies                    1,358      1,428      1,283
  Prepaid and refundable taxes                2,875      2,026      4,215
  Prepayments                                 1,100      1,782      2,214
                                           --------   --------   --------
                                             75,911     65,459     27,579
                                           --------   --------   --------

Gas plant, at original cost                 347,969    340,048    345,671
  Less - Accumulated depreciation
  and plant acquisition adjustments         128,546    133,610    127,481
                                           --------   --------   --------
                                            219,423    206,438    218,190
                                           --------   --------   --------

Other assets:
  Other property, net                         3,669      2,517      2,628
  Investments                                13,568      5,021     11,186
  Deferred environmental costs               10,996      5,881      9,719
  Deferred charges and other assets          31,144     20,244     28,731
                                           --------   --------   --------
                                             59,377     33,663     52,264
                                           --------   --------   --------

Total assets                               $354,711   $305,560   $298,033
                                           ========   ========   ========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
  (See accompanying statement)             $191,690   $196,291   $187,628
                                           --------   --------   --------

Current liabilities:
  Notes payable                              64,596     17,146     38,250
  Current portion of long-term debt           3,384      3,313      3,515
  Accounts payable                           32,031     33,119     12,199
  Accrued compensation                        1,295      1,558      1,634
  Accrued environmental costs                 4,165      3,400      6,145
  Accrued interest                            1,755      1,584      1,647
  Accrued taxes                              10,651      8,325      3,557
  Accrued vacation                            2,177      1,992      1,807
  Accrued workers compensation                  707        596        595
  Customer deposits                           3,150      3,010      2,973
  Other                                       4,044      3,324      4,352
                                           --------   --------   --------
                                            127,955     77,367     76,674
                                           --------   --------   --------
Deferred credits and reserves:
  Accumulated deferred Federal
    income taxes                             24,440     23,380     24,151
  Unamortized investment tax credits          1,980      2,138      2,059
  Accrued pension                             7,190      5,946      6,982
  Other                                       1,456        438        539
                                           --------   --------   --------
                                             35,066     31,902     33,731
                                           --------   --------   --------
Commitments and contingencies

Total capitalization and liabilities       $354,711   $305,560   $298,033
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
                       ---------------------------------

                                                       (Unaudited)
                                                        ---------
                                                     2000        1999
                                                   --------------------
                                                       (thousands)
Cash provided by Operating Activities:
    Income after interest expense                  $ 12,267    $ 14,549
    Items not requiring cash:
        Depreciation and amortization                 9,633       8,728
        Change as a result of regulatory actions       (344)          -
        Gain on sale of financial instruments          (242)       (357)
        Deferred Federal income taxes                   279       1,077
        Amortization of investment tax credits          (79)        (79)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                       (41,004)    (31,334)
          Unbilled revenues                          (8,160)     (6,390)
          Inventories                                   163         258
          Prepaid and refundable taxes                1,340       3,367
          Prepayments                                 1,114          71
          Accounts payable                           19,874      23,794
          Accrued compensation                         (339)        221
          Accrued interest                              108         103
          Accrued taxes                               7,119       5,504
          Accrued vacation, accrued workers
            compensation, customer deposits
            and other                                   678        (463)
          Accrued pension                               208         134
          Deferred charges and other                    738        (128)
                                                   --------    --------
    Net cash provided by operating activities         3,353      19,055
                                                   --------    --------

Investing Activities:
    Expenditures for property, plant
      and equipment, net                            (13,525)    (17,709)
    Expenditures for business acquisitions           (4,170)          -
    Investment in joint venture                      (2,464)     (3,032)
    Proceeds from sale of financial
      instruments, net                                  286         426
                                                   --------    --------
    Net cash used in investing activities           (19,873)    (20,315)
                                                   --------    --------

Financing Activities:
    Proceeds from exercise of stock options              29          14
    Issuance of mortgage bonds                            -      15,000
    Redemption of preferred stock                    (3,200)     (1,600)
    Payments on long-term debt                       (2,309)     (2,129)
    Increase (decrease) in notes payable, net        26,146      (2,933)
    Cash dividends on preferred shares                 (145)       (209)
    Cash dividends on common shares                  (2,738)     (2,525)
                                                   --------    --------
    Net cash provided by financing
      activities                                     17,783       5,618
                                                   --------    --------

Increase in cash and temporary cash investments       1,263       4,358
Cash and temporary cash investments at beginning
  of period                                           2,804       2,006
                                                   --------    --------
Cash and temporary cash investments at end         $  4,067    $  6,364
                                                   ========    ========
  of period
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)           $  5,061    $  4,085
    Income taxes (net of refunds)                  $  2,312    $    511
  Schedule of non-cash investing activities:
    Capital lease obligations for equipment        $      -    $    115

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                                 (Unaudited)
                                               --------------

                                       March 31,     March 31,   September 30,
                                         2000          1999          1999
                                    ------------------------------------------

Common stockholders' investment:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 6,148 at 3/31/00,
                   6,007 at 3/31/99
                   and 6,102 at
                   9/30/99              $  6,148      $  6,007        $  6,102
  Amount paid in excess of par            63,264        59,873          61,966
  Retained earnings                       33,818        34,180          25,000
                                        --------      --------        --------
                                         103,230       100,060          93,068

Accumulated other comprehensive
  earnings (loss):
   Unrealized gain (loss) on
     financial instruments                     8           (30)             39
                                        --------      --------        --------
Total common equity                      103,238       100,030          93,107
                                        --------      --------        --------


Cumulative preferred stock of
subsidiary:
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 0 shares as of
      3/31/00 and 32 shares
      as of 3/31/99 and 9/30/99                -         3,200           3,200
                                        --------      --------        --------

Long-term debt:
  First Mortgage Bonds                    88,219        90,728          89,819
  Other long-term debt                     3,323         4,597           4,461
  Capital leases                             294         1,049             556
                                        --------      --------        --------

Total long-term debt                      91,836        96,374          94,836

Less current portion                       3,384         3,313           3,515
                                        --------      --------        --------

Long-term debt, net                       88,452        93,061          91,321
                                        --------      --------        --------

Total capitalization                    $191,690      $196,291        $187,628
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

     In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. ProvGas believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, ProvGas reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by ProvGas in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, ProvGas recognized into revenue $2.45 million for the exogenous changes recovery, and has a remaining deferred balance as of March 31, 2000 of approximately $.1 million of revenue under the provisions of the earnings cap of Energize RI.

     ProvGas intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to those experienced in 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

     As Energize RI is due to expire on September 30, 2000, several alternatives are available to ProvGas to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, ProvGas filed for a two-month extension of Energize RI to allow time for ProvGas to discuss its options with the appropriate parties. At an open meeting on February 22, 2000 the two-month extension was approved. On April 7, 2000 ProvGas filed for an additional two-month extension, which was subsequently approved at the April 13, 2000 open meeting.

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

     Included in the DETM contract are a number of other important features. ProvGas has retained the right to continue to make gas supply portfolio changes to reduce supply costs. ProvGas may realize demand cost reductions by terminating higher-priced contracts. The outsourcing of day-to-day supply management relieves ProvGas of the need to perform certain upstream supply management functions. This will make it possible for ProvGas to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

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

     At March 31, 2000, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites (2)
------------------

     ProvGas has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two C. M. Brackett sites in Plympton, Massachusetts. Disposal contractors employed in the past, either directly or indirectly by ProvGas and other PRPs, allegedly deposited waste materials at the C. M. Brackett sites. With respect to one of the sites, ProvGas has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The same group is currently negotiating a similar agreement for the second site. The costs to be borne by ProvGas in connection with both Plympton sites are not anticipated to be material to the financial condition of ProvGas.

Providence Site
---------------

     During 1995, ProvGas began a study at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by ProvGas. As of March 31, 2000, approximately $3.0 million had been spent primarily on studies and the formulation of remediation work plans under Rhode Island Department of Environmental Management (DEM) supervision.

     ProvGas has completed the initial investigation to determine the extent of environmental contamination for the most contaminated portions of the property. ProvGas has compiled a preliminary range of costs, based on removal and off-site disposal of the most contaminated soil, ranging from $7.0 million to in excess of $9.0 million. As of March 31, 2000, approximately $3.7 million had been spent on the remediation of this soil. The remediation of the most contaminated portions of the property is scheduled to be completed approximately six months after DEM issues the final air quality permit for the project.

     An investigation of the remaining soil was begun in December 1999 and was completed in March 2000. The total cost of this soil characterization was approximately $1.5 million. In addition, as of March 31, 2000 ProvGas has not begun its groundwater investigation at this site. The results of the additional investigation will be included in the determination of the final remedial solution.

     Because of the uncertainties associated with the pending investigation and remedial solutions, ProvGas can not offer any conclusions as to the total future cost of remediation of the property at this time. Based on the proposals for remediation work, ProvGas has an accrual balance of $4.2 million at March 31, 2000 for anticipated future remediation and investigation costs at this site.

Westerly Site
-------------

     ProvGas acquired the Westerly, Rhode Island operations center in 1990 from another company. In 1996 an environmental investigation revealed the existence of coal tar waste on the site. ProvGas never operated a manufactured gas plant at this location, but the previous owner did. The former manufactured gas plant is allegedly the source of the coal tar waste. In February 1999, DEM issued ProvGas and the previous owner a letter of responsibility for the site. As of March 31, 2000, ProvGas had removed an underground oil storage tank and regulators containing mercury from the site, as well as some localized contamination. The costs associated with the investigation and removal of localized contamination were shared equally with the former owner of the property.

     ProvGas is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site at no cost to ProvGas. The purchase and sale agreement is anticipated to be signed during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste. ProvGas has completed the required cleanup related to any mercury-containing regulators and remains responsible for cleanup of any mercury released into adjacent water. Costs incurred by ProvGas to remediate this site were approximately $.1 million.

Allens Avenue Site
------------------

     In November 1998, ProvGas received a letter of responsibility from DEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination as well as the extent of ProvGas' responsibility. ProvGas has entered into a cost-sharing agreement with the current operator of the property, under which ProvGas is responsible for approximately 20 percent of the costs related to the investigation. Costs of testing at this site as of March 31, 2000 were approximately $.3 million. Until the results of the investigation are known, ProvGas cannot offer any conclusions as to its responsibility.

General
-------

     In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of March 31, 2000, ProvGas has incurred environmental assessment and remediation costs of $8.3 million and has an accrual balance of $4.2 million for future costs.

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

6.   Net Income per Common Share
     ---------------------------

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended March 31 is as follows:

                       Three Months         Six Months          Twelve Months
                      2000      1999       2000      1999       2000     1999
                      ----      ----       ----      ----       ----     ----

Weighted average
shares              6,144.6    5,996.5   6,131.7    5,985.3    6,088.9  5,966.4

Effect of dilutive
stock options          64.7       10.4      61.0       10.7       43.6     10.2
                    -------    -------   -------    -------    -------  -------

Weighted average
shares diluted      6,209.3    6,006.9   6,192.7    5,996.0    6,132.5  5,976.6
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

     The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive loss for the six months ended March 31:

                         Unrealized Holding   Reclassification
                              Gains on         Adjustments for
                             Investments            Gains             Other
                           Arising During        Included in      Comprehensive
(thousands of dollars)       the Period          Net Income           Loss
------------------------     ----------          ----------           ----

2000
Pretax income                $       11          $      (58)        $  (47)
Income tax expense                    4                 (20)           (16)
                             ----------          ----------         ------
   Net change                $        7          $      (38)        $  (31)
                             ==========          ==========         ======

8.   Commitments and Contingencies
     -----------------------------

     The Registrant has employment agreements with 11 officers. Upon a change in control of the Registrant, potential severance expense will substantially increase. The Registrant's salary severance expense could total approximately $5.0 million.

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

     All statements other than statements of historical facts included in this Form 10-Q including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of its proposed merger with Southern Union Company (Southern Union), and statements addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant, including the regulatory approvals or the timeliness of such approvals of the Registrant's proposed merger with Southern Union; competition in the energy services sector; regional weather conditions; the availability, cost, and heat content of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the ability to attract and retain qualified employees; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

     The Registrant's energy revenues, operating margin, and net income for the three, six, and twelve months ended March 31, 2000 and for comparable periods ended March 31, 1999 are as follows:

                                  (thousands)
                        Three Months        Six Months         Twelve Months
                       Ended March 31     Ended March 31       Ended March 31

                      2000       1999     2000       1999      2000      1999
                      ----       ----     ----       ----      ----      ----

   Energy revenues  $110,586   $ 93,713  $181,367  $158,435  $247,961  $224,809
                    ========    =======  ========  ========  ========  ========

   Operating margin $ 43,296   $ 42,095  $ 73,466  $ 71,807  $107,645  $104,252
                    ========   ========  ========  ========  ========  ========

   Net income       $  8,908   $ 10,373  $ 12,122  $ 14,340  $  6,207  $  6,844
                    ========   ========  ========  ========  ========  ========


Operating Margin
----------------

     Operating margin increased approximately $1.2 million or 2.9 percent compared to the same quarter last year. The margin increase was due to approximately $.3 million related to the 1998 exogenous change recovery and approximately $.7 million in non-firm margin due to a more favorable pricing difference between natural gas and alternate fuels. During the latest quarter, the Registrant experienced weather that was .6 percent colder than the same quarter last year. This colder weather did not affect margin when compared to the same quarter last year.

     Non-regulated operating margin for the current quarter increased approximately $.2 million when compared to the same period last year. The increase was primarily due to margin generated by new customers obtained through the acquisition of additional oil companies, as well as increased natural gas sales volumes. The increased natural gas sales volumes were primarily due to dual fuel sales, which resulted from available capacity on the system due to the warmer weather experienced and the more favorable pricing difference of natural gas to the customers' alternative fuels. These increases were partially offset by the failure of a major suppler to deliver under a contract for fixed price oil, and the rapid escalation in wholesale energy prices in January 2000 which increased the costs of natural gas purchased in the open market. The natural gas prices were substantially higher than those projected in the customer's fixed sales price level. Additionally in March 1999, a pipeline refund relating to a prior year was received.

     Operating margin increased approximately $1.7 million or 2.3 percent when compared to the same six-month period last year. Factors that contributed to the increase in margin were approximately $.3 million related to the 1998 exogenous change recovery and $.5 million in non-firm margin primarily due to a more favorable pricing difference between natural gas and alternate fuels. Also, the Registrant recognized approximately $.5 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the Duke Energy Trading and Marketing, L.L.C. contract. Weather for the six-month period was 8.1 percent warmer than normal. During the period, weather was essentially the same as last year.

     Non-regulated operating margin for the current six-month period increased approximately $.6 million when compared to last year. This increase was attributable to the same factors as the quarter increase.

     Operating margin increased approximately $3.4 million or 3.3 percent for the twelve months ended March 31, 2000 versus the same period last year. Factors that contributed to the increase were $2.2 million related to the 1998 exogenous change recovery and $.8 million in non-firm margin. Also, the Registrant recognized approximately $.4 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the Duke Energy Trading and Marketing, L.L.C. contract. Partially offsetting the increases, the Registrant experienced weather that was .5 percent warmer for the twelve months ended March 31, 2000 versus the same period last year. The warmer temperatures resulted in decreased margin of approximately $.7 million compared to last year.

     For the current twelve-month period, non-regulated operating margin increased approximately $1.1 million. This increase was attributable to the same factors as the quarter and six-month increases.

Operating and Maintenance Expenses
----------------------------------

     Overall, operating and maintenance expenses increased approximately $.9 million or 5.9 percent from the same quarter last year and approximately $.6 million or 2.1 percent when compared to the same six-month period last year. This increase was partially attributable to the incremental operating expenses associated with expansion of the oil business through the acquisition of oil companies. Also contributing to the increase in operating and maintenance expenses was an increase in labor. The labor increase was attributable to cost of living increases, as well as the completion of technology projects, for which labor had previously been capitalized. Partially offsetting the labor increases was a decrease in severance expense, a temporary decrease in the number of employees, and a decrease in employee recruiting costs. The overall increase was partially offset by decreases in ProvGas' expenses due to the end of the regulatory phase-in of Statement of Financial Accounting Standards No. 106 costs in September 1999 and a reduction in the regulatory expenses assessed by the Division. Also decreasing expenses were cost control measures that were implemented in response to the warmer weather.

     Operating and maintenance expenses decreased approximately $.9 million or
1.7 percent for the twelve months ended March 31, 2000 when compared to the same twelve month period last year. The twelve-month decrease was primarily attributable to a one-time reimbursement of approximately $.9 million for costs incurred under a FERC-approved contract with Algonquin Gas Transmission Company. In addition, the factors discussed above affecting the three and six-month periods also impacted the twelve-month period.

     The Registrant continually reviews its operating expenses and takes action to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization Expenses
--------------------------------------

     Depreciation and amortization expense increased approximately $.5 million or 11.9 percent compared to the same quarter last year, approximately $.9 million or 10.4 percent when compared to the same six-month period last year, and approximately $2.6 million or 16.1 percent for the twelve months ended March 31, 2000 versus the same period last year. This increase is the result of increased capital spending for Energize RI commitments; technology projects; Year 2000 costs, which were capitalized as authorized under the provisions of Energize RI; and the amortization of environmental costs. The Registrant is amortizing environmental and Year 2000 costs over 10-year and 5-year periods, respectively, in accordance with the levels authorized in Energize RI. The Registrant anticipates increased environmental amortization expense in future years pursuant to its planned environmental remediation program. Also, amortization expense for Year 2000 costs will be higher in the future than originally anticipated.

Taxes
-----

     Taxes for the current quarter versus last year increased approximately $.3 million or 5.5 percent, approximately $.4 million or 5.1 percent when compared to the same six-month period last year, and approximately $.7 million or 4.7 percent for the current twelve-month period versus last year. The increases are primarily due to increases in local property taxes as a result of capital spending.

Other Income (Loss)
-------------------

     Other income (loss) decreased approximately $.8 million in the current quarter versus the same quarter last year, approximately $1.6 million compared to the same six-month period last year, and approximately $.4 million in the current twelve-month period compared to last year.

     Other income for the three-month and six-month periods decreased approximately $1.0 million and $2.1 million, respectively, as a result of fees paid in the current year for investment banking and legal services related to the Registrant's proposed merger with Southern Union. Additional investment banking fees and other expenses relating to the proposed merger will be incurred during the balance of the year. As part of the agreement with the investment banker, the remainder of the fee is payable in two installments of $1.1 million each upon the occurrence of the following two events: (a) upon the Registrant's shareholders' approval of the proposed merger and (b) at the closing of the proposed merger. Partially offsetting the fees for the six-month period was approximately $.3 million of increased investment interest income.

     The merger related fees of $2.1 million decreased other income for the twelve-month period. This decrease was offset by an increase of approximately $.5 million resulting from the reversal of a reserve established in 1998. The Registrant had established the reserve for a refund under an order by the Division which was subsequently vacated in 1999, at which time the original reserve was reversed. Also offsetting the decrease to other income was $.6 million of increased investment interest income, offset by decreased advertising expense of approximately $.2 million.

Interest Expense
----------------

     Interest expense increased approximately $.5 million or 22.5 percent during the latest quarter compared to the same quarter last year, approximately $1.1 million or 24.8 percent when compared to the same six-month period last year, and approximately $1.4 million or 17.1 percent during the latest twelve months compared to the same twelve months last year. Long-term interest expense increased as a result of ProvGas' Series T First Mortgage Bond issuance in February 1999, which refinanced short-term borrowings. The Series T issuance enabled the Company to secure a favorable long-term financing rate. Additionally, short-term interest expense has increased as a result of higher interest rates and increased notes payable, the proceeds of which are being used primarily as bridge financing for the Registrant's investment in the Providence Place Mall.

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

     In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. ProvGas believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, ProvGas reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by ProvGas in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, ProvGas recognized into revenue $2.45 million for the exogenous changes recovery, and has a remaining deferred balance as of March 31, 2000 of approximately $.1 million of revenue under the provisions of the earnings cap of Energize RI.

     ProvGas intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to those experienced in 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, ProvGas' ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

     As Energize RI is due to expire on September 30, 2000, several alternatives are available to ProvGas to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, ProvGas filed for a two-month extension of Energize RI to allow time for the Registrant to discuss its options with the appropriate parties. At an open meeting on February 22, 2000 the two-month extension was approved. On April 7, 2000 ProvGas filed for an additional two-month extension, which was subsequently approved at the April 13, 2000 open meeting.

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

Business Opportunities

     The Registrant's non-regulated operation continues to increase its contribution to operating margin by adding customers and sales volume, although it continues to generate a net loss consistent with the expansion of our businesses. The Registrant intends to continue to grow its residential oil customer base through future customer acquisitions to build the operational scale needed to compete effectively in the marketplace. On January 19, 2000, the Registrant acquired the full service oil business assets of the Woonsocket Consumers Coal Company (Consumers). Consumers is a full service oil company in Northern Rhode Island and has approximately 5,000 residential oil customers. This acquisition, along with a small Massachusetts oil company that was acquired in April 2000, is a significant step in the Registrant's strategic plan to expand its retail oil distribution business and strengthen its position as a leader in the New England energy industry.

Merger

     A special meeting of the shareholders has been scheduled for May 22, 2000. The purpose of this special meeting is to approve the merger described in the merger agreement with Southern Union Company. The merger agreement was included as Annex 1 of the Registrant's proxy statement dated April 6, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the current year, the Registrant's cash flow from operating activities decreased approximately $15.7 million for the six-months ended March 31, 2000 compared to the same period last year. On a comparative basis, the current year cash flow decreased as a result of the timing of gas supply payments. Also decreasing the current year cash flow was an increase in accounts receivable due to increased sales related to the acquisition of oil companies and a temporary billing delay as a result of the timing of the receipt of information needed for billing purposes as a result of the extreme weather conditions experienced during the current quarter.

     Capital expenditures for the six-months ended March 31, 2000 of $13.5 million decreased $4.2 million or 23.6 percent when compared to $17.7 million for the same period last year. This spending decrease was due primarily to the completion of technology projects during fiscal 1999. Capital expenditures for the remainder of fiscal year 2000 and for fiscal year 2001 are expected to be approximately $42.6 million in total.

     During the current quarter, the Registrant's cash flow from financing activities increased $12.2 million due primarily to a temporary increase in short-term borrowings, which are being used primarily as bridge financing for the Registrant's investment in the Mall. The Registrant has obtained a commitment from an institutional lender for permanent financing (the Mall Financing) to replace its bridge financing for the Mall, which loan is expected to close during the third quarter of fiscal 2000. The Mall Financing loan provides for a 15-year non-recourse project financing, secured by the equipment assets of the 6.6 megawatt generating plant located at the Mall. Upon execution of the Mall Financing agreement, ProvEnergy will receive 50 percent of the loan proceeds (estimated to be between $11.0 million and $12.5 million) at which time, the Registrant's equity investment in the Mall project will be approximately $3.0 to $3.5 million.

             PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
             ----------------------------------------------


PART II.  OTHER INFORMATION
-------   -----------------


Item 6 (b). Reports on Form 8-K
-------------------------------

     On April 3, 2000, the Registrant filed a report on Form 8-K regarding the Registrant consenting to Southern Union Company purchasing up to 4.9 percent of the outstanding shares of common stock of the Registrant through open market purchases or in privately negotiated transactions.

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


Dated:  May 9, 2000
        -----------