Form 10-Q
period 2000-06-30
PROVIDENCE ENERGY CORP
filed 2000-08-10
CIK 319651

                       THE PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        June 30, 2000
                                 -------------------------------------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

  For the Transition period from _______________ to ________________________


  Commission file number                    1-10032
                         ---------------------------------------------------

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

 Common stock, $1.00 par value, 6,153,242 shares outstanding at July 31, 2000.
--------------------------------------------------------------------------------

                         PROVIDENCE ENERGY CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 2000



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1           Financial Statements

                 Consolidated Statements of Income for the
                 three and nine months ended
                 June 30, 2000 and 1999                            I-1

                 Consolidated Balance Sheets as of
                 June 30, 2000, June 30, 1999 and
                 September 30, 1999                                I-2

                 Consolidated Statements of Cash Flows for the
                 nine months ended June 30, 2000 and 1999          I-3

                 Consolidated Statements of Capitalization as of
                 June 30, 2000, June 30, 1999 and
                 September 30, 1999                                I-4

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
                         -----------------------------
                                  (Unaudited)

                                       THREE MONTHS          NINE MONTHS
                                    -----------------      ---------------
                                       2000    1999          2000     1999
                                    -----------------      ---------------
                                      (thousands, except per share amounts)

  Energy revenues                    $49,542    $39,327  $230,909  $197,762
  Cost of energy                      28,209     18,910   136,110   105,538
                                     -------    -------  --------  --------
    Operating margin                  21,333     20,417    94,799    92,224
                                     -------    -------  --------  --------

  Operating expenses:
    Operation and maintenance         14,294     11,877    43,236    40,236
    Depreciation and amortization      4,817      4,267    14,450    12,995
    Taxes:
      State gross earnings             1,071        928     5,242     5,080
      Local property and other         2,461      2,270     7,342     6,729
                                     -------    -------  --------  --------
  Total operating expenses            22,643     19,342    70,270    65,040
                                     -------    -------  --------  --------

  Operating income (loss)             (1,310)     1,075    24,529    27,184
                                     -------    -------  --------  --------

  Other income (loss):
    Merger related expenses           (1,294)         -    (3,370)        -
    Other                                431        398     1,098       587
                                     -------   --------   -------   -------
  Total other income (loss)             (863)       398    (2,272)      587
                                     -------   --------   -------   -------

  Income before interest expense
    and preferred dividends of
    subsidiary                        (2,173)     1,473    22,257    27,771
                                     -------   --------   -------   -------

  Interest expense:
    Long-term debt                     1,751      1,799     5,271     5,043
    Other                              1,338        370     3,251     1,553
    Interest capitalized                 (99)      (120)     (218)     (290)
                                     -------   --------   -------   -------
                                       2,990      2,049     8,304     6,306
                                     -------   --------   -------   -------

  Income (loss) before Federal income
    taxes                             (5,163)      (576)   13,953    21,465

  Provision (benefit) for Federal
    income taxes                      (1,370)      (269)    5,479     7,223
                                     -------    -------   -------   -------

  Income (loss) before preferred
    dividends of subsidiary           (3,793)      (307)    8,474    14,242

  Preferred dividends of subsidiary        -         69       145       278
                                     -------    -------   -------   -------

  Net income (loss)                  $(3,793)   $  (376)  $ 8,329   $13,964
                                     =======    =======   =======   =======

  Net income (loss) per
  common share - basic               $  (.62)   $  (.06)  $  1.36   $  2.33
                                     =======    =======   =======   =======

  Net income (loss) per
  common share - diluted             $  (.62)   $  (.06)  $  1.34   $  2.33
                                     =======    =======   =======   =======

  Weighted average number of shares outstanding:

    Basic                            6,150.5    6,012.0   6,137.9   5,994.2
                                     =======    =======   =======   =======

    Diluted                          6,150.5    6,012.0   6,202.3   6,005.2
                                     =======    =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                          (Unaudited)
                                          -----------

                                      June 30,        June 30,  September 30,
                                       2000            1999           1999
                                  ----------------------------------------------
  ASSETS
  ------
  Current assets:
    Cash and temporary cash investments $  3,092      $  3,104      $  2,804
    Accounts receivable, less allowance
      of $6,339 at 6/30/00, $4,228 at
      6/30/99 and $2,883 at 9/30/99       30,673        22,209        13,684
    Unbilled revenues                      4,819         2,345         2,821
    Inventories, at average cost -
      Fuel oil and underground gas
        storage                              581           490           558
      Materials and supplies               1,258         1,506         1,283
    Prepaid and refundable taxes           4,864         3,949         4,215
    Prepayments                            4,166         1,965         2,214
                                        --------      --------      --------
                                          49,453        35,568        27,579
                                        --------      --------      --------

  Gas plant, at original cost            353,477       348,393       345,671
    Less - Accumulated depreciation
    and plant acquisition adjustments    132,124       137,302       127,481
                                        --------      --------      --------
                                         221,353       211,091       218,190
                                        --------      --------      --------
  Other Assets:
  Other property, net                      3,778         2,527         2,628
                                        --------      --------      --------
  Investments                              4,320         8,775        11,186
                                        --------      --------      --------
  Deferred environmental costs            10,868         7,757         9,719
                                        --------      --------      --------
  Deferred charges and other assets       31,427        22,935        28,731
                                        --------      --------      --------
  Total assets                          $321,199      $288,653      $298,033
                                        ========      ========      ========


  CAPITALIZATION AND LIABILITIES
  ------------------------------
  Capitalization
    (See accompanying statement)        $186,073      $194,282      $187,628
                                        --------      --------      --------

  Current liabilities:
    Notes payable                         56,950        22,150        38,250
    Current portion of long-term debt      3,395         3,137         3,515
    Accounts payable                      17,410        12,107        12,199
    Accrued compensation                   1,334         1,764         1,634
    Accrued environmental costs            2,681         5,000         6,145
    Accrued interest                       1,449         1,318         1,647
    Accrued taxes                          8,215         5,754         3,557
    Accrued vacation                       2,480         2,048         1,807
    Accrued workers compensation             506           563           595
    Customer deposits                      2,717         2,843         2,973
    Other                                  3,694         5,095         4,352
                                        --------      --------      --------
                                         100,831        61,779        76,674
                                        --------      --------      --------
  Deferred credits and reserves:
    Accumulated deferred Federal
      income taxes                        24,585        23,925        24,151
    Unamortized investment tax credits     1,941         2,099         2,059
    Accrued pension                        7,294         6,012         6,982
    Other                                    475           556           539
                                        --------      --------      --------
                                          34,295        32,592        33,731
                                        --------      --------      --------
  Commitments and contingencies

  Total capitalization and liabilities  $321,199      $288,653      $298,033
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
                       ---------------------------------

                                                        (Unaudited)
                                                        -----------
                                                     2000        1999
                                                   --------------------
                                                        (thousands)
  Cash provided by Operating Activities:
      Income after interest expense              $ 8,474     $14,242
      Items not requiring cash:
        Depreciation and amortization             14,450      12,995
        Change as a result of regulatory actions    (435)     (1,413)
        Gain on sale of financial instruments, net  (286)       (347)
        Deferred Federal income taxes                419       1,616
        Amortization of investment tax credits      (118)       (118)
        Changes in assets and liabilities
           which provided (used) cash:
          Accounts receivable                    (16,513)     (8,142)
          Unbilled revenues                       (1,998)       (680)
          Inventories                                176          93
          Prepaid and refundable taxes              (649)      1,406
          Prepayments                             (1,952)       (112)
          Accounts payable                         5,183       2,797
          Accrued compensation                      (300)        427
          Accrued interest                          (198)       (178)
          Accrued taxes                            4,685       2,965
          Accrued vacation, accrued workers
            compensation, customer deposits
            and other                                 82         127
          Accrued pension                            312         331
          Deferred charges and other                 (30)        729
                                                   -------     -------
      Net cash provided by operating activities     11,302      26,738
                                                   -------     -------
  Investing Activities:
      Expenditures for property, plant
        and equipment, net                         (21,558)    (28,010)
      Expenditures for business acquisitions        (4,737)          -
      Proceeds from (investment in) joint venture    6,917      (6,759)
      Proceeds from sale of financial
        instruments, net                               212         422
                                                   -------    --------
      Net cash used in investing activities        (19,166)    (34,347)
                                                   -------    --------
  Financing Activities:
      Proceeds from exercise of stock options           29          14
      Issuance of mortgage bonds                         -      15,000
      Redemption of preferred stock                 (3,200)     (1,600)
      Payments on long-term debt                    (2,741)     (2,710)
      Increase in notes payable, net                18,382       2,071
      Cash dividends on preferred shares              (145)       (278)
      Cash dividends on common shares               (4,173)     (3,790)
                                                   -------     -------
      Net cash provided by financing activities      8,152       8,707
                                                   -------     -------
  Increase in cash and temporary cash investments      288       1,098
  Cash and temporary cash investments at beginning
    of period                                        2,804       2,006
                                                   -------    --------
  Cash and temporary cash investments at end
    of period                                      $ 3,092    $  3,104
                                                   =======    ========

  Supplemental disclosure of cash flow information:
    Cash paid during period for:
      Interest (net of amount capitalized)         $ 8,282    $  6,291
      Income taxes (net of refunds)                $ 5,493    $  2,521
    Schedule of non-cash investing activities:

      Capital lease obligations for equipment      $     -    $    115

The accompanying notes are an integral part of these consolidated financial statements.

                PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
                ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                           (Unaudited)
                                           -----------

                                      June 30,      June 30,   September 30,
                                       2000           1999           1999
                                     ----------------------------------------


Common stockholders' investment:
  Common stock, $1 par
    Authorized - 20,000 shares
    Outstanding - 6,153 at 6/30/00,
                   6,025 at 6/30/99
                   and 6,102 at
                   9/30/99            $  6,153      $  6,025      $  6,102
  Amount paid in excess of par          63,532        60,227        61,966
  Retained earnings                     28,365        32,183        25,000
                                      --------      --------      --------
                                        98,050        98,435        93,068
Accumulated other comprehensive
 earnings (loss):
   Unrealized gain (loss) on
     financial instruments                  14            (9)           39
                                      --------      --------      --------
Total common equity                     98,064        98,426        93,107
                                      --------      --------      --------


Cumulative preferred stock of subsidiary:
    Redeemable 8.7% Series, $100 par
    Authorized - 80 shares
    Outstanding - 0 shares as of
      6/30/00 and 32 shares
      as of 6/30/99 and 9/30/99              -         3,200         3,200
                                      --------      --------      --------

Long-term debt:
  First Mortgage Bonds                  88,005        90,728        89,819
  Other long-term debt                   3,135         4,142         4,461
  Capital leases                           264           923           556
                                      --------      --------      --------

Total long-term debt                    91,404        95,793        94,836

Less current portion                     3,395         3,137         3,515
                                      --------      --------      --------

Long-term debt, net                     88,009        92,656        91,321
                                      --------      --------      --------

Total capitalization                  $186,073      $194,282      $187,628
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

     In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. ProvGas believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, ProvGas reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by ProvGas in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting. During fiscal 1999 and 2000, ProvGas recognized into revenue $2.0 million and $.4 million, respectively, for the exogenous changes recovery. The remaining balance will be recognized as revenue in the fourth quarter of fiscal 2000 in accordance with the terms of Energize RI.

     Other exogenous changes related to fiscal 1999 and 2000 are addressed in the prospective agreement discussed below.

     On August 2, 2000 ProvGas, the Division, the Energy Council of Rhode Island, and the George Wiley Center (Settling Parties) filed a Price Stabilization Plan (the Agreement) with the RIPUC to become effective October 1, 2000, if approved. The Agreement seeks a 21-month extension of Energize RI with certain modifications to reflect changes in ProvGas' cost of service and its gas commodity cost since the commencement of Energize RI in fiscal 1998. The Agreement provides a level of rate stability for customers, includes incentives for increased earnings for ProvGas, includes a weather mitigation clause, and allows ProvGas to continue the infrastructure investment in its distribution system.

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

     In anticipation of the full requirements gas supply contract with DETM expiring on September 30, 2000, ProvGas has entered into an agreement to extend the existing gas supply contract, but with significant modifications. Under the modified agreement DETM will continue to provide asset management for all pipeline transportation and storage services. Supply purchases will be made at market prices rather than fully fixed prices or at prices locked in by ProvGas. The extension agreement is subject to regulatory and management approvals.

     On November 10, 1999, ProvGas' LNG service contract with Algonquin Gas Transmission Company (Algonquin), a subsidiary of Duke Energy Corporation, became effective. Algonquin is the owner and operator of a LNG tank located in Providence, Rhode Island. ProvGas relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement began November 10, 1999. Under the terms of the agreement, Algonquin replaced and expanded the vaporization capability at the tank. ProvGas has received approximately $2.6 million from Algonquin. Of the $2.6 million, approximately $.9 million represents reimbursement received by ProvGas in 1999 for costs incurred related to the project including labor, engineering, and legal expenses. The remaining portion of the payment, or approximately $1.7 million, was received in January 2000 and serves as reimbursement for the additional costs that DETM will incur as a result of the release of the Algonquin storage capacity to DETM as provided for in the gas supply asset management contract described above.

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

     As a result of FERC Order 636 and other related orders, pipeline transportation companies have incurred significant costs, collectively known as transition costs. The pipeline's customers, including ProvGas, will reimburse the majority of these costs. ProvGas estimates its transition costs to be approximately $21.7 million, of which $16.2 million was included in the GCC and collected from customers through September 30, 1997. As part of the above supply contract, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, ProvGas will assume any remaining liability, which is not expected to be material.

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

     At June 30, 2000, the Registrant was aware of five sites at which future costs may be incurred.

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

Providence Site
---------------

     During 1995, ProvGas began a study at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. This facility was also the site of a former manufactured gas plant operated by ProvGas. Approximately $3.0 million has been expended on studies and the formulation of the remediation work plan.

     The remediation of the soil in accordance with the work plan began in July 1999 and is scheduled for completion in December 2000. Recent milestones achieved during the most recent quarter include the issuance of several required state and local permits as well as the beginning of soil processing.

     ProvGas has compiled a preliminary range of costs, based on removal and off-site disposal of the most contaminated soil, ranging from $7.0 million to in excess of $9.0 million. As of June 30, 2000, approximately $4.7 million has been expended on the remediation of this soil.

     An investigation of the remaining soil was begun in December 1999 and was completed in March 2000 at a cost of approximately $1.5 million. Based on the results of that investigation, ProvGas is going to propose a final remedial solution that addresses soils over the entire site. As of June 30, 2000 ProvGas has not begun its groundwater investigation at this site.

     Because of the uncertainties associated with the pending investigation and remedial solutions, ProvGas can not offer any conclusions as to the total future cost of remediation of the property at this time. Based on the proposals for remediation work, ProvGas has an accrual balance of $2.7 million at June 30, 2000 for anticipated future remediation and investigation costs at this site.

Westerly Site
-------------

     ProvGas acquired the Westerly, Rhode Island operations center in 1990 from another company. In 1996 an environmental investigation revealed the existence of coal tar waste on the site. ProvGas never operated a manufactured gas plant at this location, but the previous owner did. The former manufactured gas plant is allegedly the source of the coal tar waste. In February 1999, the Rhode Island Department of Environmental Management (DEM) issued ProvGas and the previous owner a letter of responsibility for the site. As of June 30, 2000, ProvGas had removed an underground oil storage tank and regulators containing mercury from the site, as well as some localized contamination. The costs associated with the investigation and removal of localized contamination were shared equally with the former owner of the property.

     ProvGas is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site at no cost to ProvGas. It is anticipated that the parties will sign the purchase and sale agreement during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste. ProvGas has completed the required cleanup related to any mercury-containing regulators and remains responsible for cleanup of any mercury released into adjacent water. Costs incurred by ProvGas to remediate this site were approximately $.1 million.

Allens Avenue Site
------------------

     In November 1998, ProvGas received a letter of responsibility from DEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination as well as the extent of ProvGas' responsibility. ProvGas has entered into a cost-sharing agreement with the current operator of the property, under which ProvGas is responsible for approximately 20 percent of the costs related to the investigation. Costs of testing at this site as of June 30, 2000 were approximately $.3 million. Until the results of the investigation are known, ProvGas cannot offer any conclusions as to its responsibility.

General
-------

     In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of June 30, 2000, ProvGas has incurred environmental assessment and remediation costs of $9.9 million and has a remaining accrual balance of $2.7 million for future costs.

     Management is pursuing discussions with third parties relating to contributions to defray the costs associated with the remediation of the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

6.   Net Income per Common Share
     ---------------------------

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for each of the periods ended June 30 is as follows:


                                 Three Months             Nine Months
                                2000      1999           2000      1999
                                ----      ----           ----      ----

Weighted average
shares                        6,150.5   6,012.0        6,137.9    5,994.2

Effect of dilutive
stock options                       -         -           64.4       11.0
                              -------   -------        -------    -------

Weighted average
shares diluted                6,150.5   6,012.0        6,202.3    6,005.2
                              =======   =======        =======    =======

     The net income used in the calculation for basic and diluted earnings per share agrees with the net income appearing in the consolidated financial statements.

     Diluted earnings per share are not presented for the three months ended June 30, 2000 and 1999 because they are anti-dilutive. The number of potentially dilutive shares excluded from the earnings per share calculation was 71,237 and 11,628 for the three months ended June 30, 2000 and 1999, respectively.

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

     The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive loss for the nine months ended June 30:

                            Unrealized Holding     Reclassification
                                 Gains on           Adjustments for
                               Investments              Gains                Other
                              Arising During         Included in         Comprehensive
(thousands of dollars)         the Period          Net Income               Loss
----------------------         ----------          ----------               ----
  2000
  Pretax income                $    20              $    (58)           $    (38)
  Income tax expense                 7                   (20)                (13)
                               -------              --------            --------
     Net change                $    13              $    (38)           $    (25)
                               =======              ========            ========

8.   Commitments and Contingencies
     -----------------------------

     The Registrant has employment agreements with 11 officers, which currently provide for substantial severance payments upon separation from the Registrant and continuing through the 24 months following the merger of the Registrant with Southern Union Company. The Registrant's salary severance expense could total approximately $5.0 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     Providence Energy Corporation (the Registrant) and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases.
     All statements other than statements of historical facts included in this Form 10-Q including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of its proposed merger with Southern Union Company (Southern Union), and statements addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant; Southern Union's Shareholders' approval of the proposed merger with the Registrant; competition in the energy services sector; regional weather conditions; the availability, cost, and heat content of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the ability to attract and retain qualified employees; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

     The Registrant's energy revenues, operating margin, and net income (loss) for the three and nine months ended June 30, 2000 and for comparable periods ended June 30, 1999 are as follows:

                                             (thousands)
                              Three Months                  Nine Months
                             Ended June 30                 Ended June 30

                             2000      1999               2000       1999
                             ----      ----               ----       ----

   Energy revenues        $ 49,542  $ 39,327           $230,909   $197,762
                          ========  ========           ========   ========


   Operating margin       $ 21,333  $ 20,417           $ 94,799   $ 92,224
                          ========  ========           ========   ========


   Net income (loss)      $ (3,793) $   (376)          $  8,329   $ 13,964
                          ========  ========           ========   ========


Operating Margin
----------------

     Operating margin increased approximately $.9 million or 4.5 percent compared to the same quarter last year. During the latest quarter, ProvGas experienced weather that was 28 percent colder than the same quarter last year. This colder weather increased margin by approximately $1.3 million when compared to the same period last year. Also increasing margin was approximately $.2 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the DETM contract. Partially offsetting the increases in margin for the quarter, was approximately $.9 related to the 1998 exogenous change recovery, which was recognized in fiscal 1999.

     Non-regulated operating margin for the current quarter increased approximately $.1 million when compared to the same period last year. The increase was primarily due to approximately $.5 million in additional margin generated by new customers obtained through the acquisition of additional oil companies. However, margin decreased by approximately $.4 million as a result of the completion of certain energy management projects and the receipt of developer fees in the third quarter of fiscal 1999.

     Operating margin increased approximately $2.6 million or 2.8 percent when compared to the same nine-month period last year. Weather for the nine-month period was 3.5 percent colder than last year, which increased margin by approximately $.9 million. Also contributing to the increase in margin was approximately $.4 million in non-firm margin primarily due to a more favorable pricing difference between natural gas and alternate fuels. Also, ProvGas recognized approximately $.7 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the DETM contract. Partially offsetting these increases was approximately $.6 million related to the 1998 exogenous recovery, which was recognized in fiscal 1999.

     Non-regulated operating margin for the current nine-month period increased approximately $.5 million when compared to last year. The increase was primarily attributable to approximately $1.4 million of additional margin generated by new customers obtained through the acquisition of additional oil companies, offset by the failure of a major supplier to deliver under a contract for fixed price oil. Also offsetting the increase was approximately $.7 million related to the rapid escalation in wholesale energy prices in January 2000, which increased the costs of natural gas purchased in the open market. The natural gas prices were substantially higher than those projected in the customer's fixed sales price level. Additionally, in March 1999, a pipeline refund relating to a prior year was received. Margin also decreased approximately $.3 million as a result of the completion of certain energy management projects and the receipt of developer fees in the third quarter of fiscal 1999.

Operating and Maintenance Expenses
----------------------------------

     Overall, operating and maintenance expenses increased approximately $2.4 million or 20.4 percent from the same quarter last year. The three-month increase was primarily attributable to the receipt of a one-time reimbursement of expenses under a contract with Algonquin LNG, Inc. in the third quarter of fiscal 1999. Also contributing to the increase was the incremental operating expenses associated with expansion of the oil business through the acquisition of oil companies and an increase in labor as a result of cost of living increases. Partially offsetting the labor increases, was a temporary decrease in the number of employees and a decrease in recruiting costs. Operating and maintenance expenses also decreased due to the end of ProvGas' regulatory phase-in of costs associated with Statement of Financial Accounting Standards No. 106 in September 1999.

     Operating and maintenance expenses increased approximately $3.0 million or
7.5 percent from the same nine-month period last year. The increase was due to the same factors as the three-month increase, as well as an increase in labor as a result of the completion of technology projects, for which labor had been previously capitalized.

     The Registrant continually reviews its operating expenses and takes action to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization Expenses
--------------------------------------

     Depreciation and amortization expense increased approximately $.6 million or 12.9 percent compared to the same quarter last year and approximately $1.5 million or 11.2 percent when compared to the same nine-month period last year. This increase is the result of increased capital spending for Energize RI commitments; technology projects; Year 2000 costs, which were capitalized as authorized under the provisions of Energize RI; and the amortization of environmental costs. The Registrant is currently amortizing environmental and Year 2000 costs over 10-year and 5-year periods, respectively, in accordance with the levels authorized in Energize RI.

Taxes
-----

     Taxes for the current quarter versus last year increased approximately $.3 million or 10.4 percent and approximately $.8 million or 6.6 percent when compared to the same nine-month period last year. The increases are primarily due to increases in local property taxes as a result of capital spending.

Other Income (Loss)
-------------------

     Other income (loss) decreased approximately $1.3 million in the current quarter versus the same quarter last year and approximately $2.9 million in the current nine-month period compared to the same nine-month period last year.

     Other income for the three-month and nine-month periods decreased approximately $1.3 million and $3.4 million, respectively, as a result of fees paid in the current year for investment banking and legal services related to the Registrant's proposed merger with Southern Union. Additional investment banking fees and other expenses relating to the proposed merger will be incurred during the balance of the year. As part of the agreement with the investment banker, the remainder of its fee of $1.1 million is payable at the closing of the proposed merger. Partially offsetting the fees for the nine-month period was approximately $.5 million of increased investment interest income related to the bridge financing for the Registrant's investment in the Providence Place Mall.

Interest Expense
----------------

     Interest expense increased approximately $.9 million or 45.9 percent during the latest quarter compared to the same quarter last year and approximately $2.0 million or 31.7 percent when compared to the same nine-month period last year. Short-term interest expense has increased as a result of higher short-term interest rates and increased notes payable due to the timing of collection of accounts receivable, as well as capital spending.

FUTURE OUTLOOK

Regulatory

     A.   Energize RI - 1998 to 2000
     -------------------------------

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

     In fiscal 1998, ProvGas did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. ProvGas believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, ProvGas reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by ProvGas in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting. During fiscal 1999 and 2000, ProvGas recognized into revenue $2.0 million and $.4 million, respectively, for the exogenous changes recovery. The remaining balance will be recognized as revenue in the fourth quarter of fiscal 2000 in accordance with the terms of Energize RI.

     Other exogenous changes related to fiscal 1999 and 2000 are addressed in the prospective agreement discussed below. Based on weather experienced and the level of exogenous dollars available in fiscal 2000, ProvGas does not anticipate earning a 10.9 percent return on average common equity this year.

     B.   Price Stabilization Plan
     -----------------------------

     On August 2, 2000 ProvGas, the Division, the Energy Council of Rhode Island, and the George Wiley Center (Settling Parties) filed a Price Stabilization Plan (the Agreement) with the RIPUC to become effective October 1, 2000, if approved. The Agreement seeks a 21-month extension of Energize RI with certain modifications to reflect changes in ProvGas' cost of service and its gas commodity cost since the commencement of Energize RI in fiscal 1998. The Agreement provides a level of rate stability for customers, includes incentives for increased earnings for ProvGas, includes a weather mitigation clause, and allows ProvGas to continue the infrastructure investment in its distribution system.

     C.   Business Choice
     --------------------

     On August 31, 1999, ProvGas' settlement agreement for enhancements to its Business Choice program was approved by the RIPUC in Docket 2902 and became effective September 1, 1999. Specifically, there is now rolling enrollment for transportation service, which allows customers to execute transportation agreements throughout the year, rather than during limited enrollment periods. The program now has approximately 1,550 firm transportation customers with annual deliveries of over 5 billion cubic feet per year, which is approximately 25 percent of ProvGas' total annual firm deliveries. There are 12 marketers serving ProvGas' customers and transporting on the system. Additional enhancements to the Business Choice program were filed with the RIPUC under a supplemental settlement agreement in Docket 2902 on October 8, 1999 and were approved on October 27, 1999. These enhancements do not generate additional revenue. ProvGas continually evaluates expansion and enhancements to the Business Choice program.

Business Opportunities

     The Registrant's non-regulated operation continues to increase its contribution to operating margin by adding customers and sales volume, although it continues to generate a net loss consistent with the expansion of this business. The Registrant intends to continue to grow its residential oil customer base through future customer acquisitions to build the operational scale needed to compete effectively in the marketplace. On January 19, 2000, the Registrant acquired the assets of Woonsocket Consumers Coal Company (Consumers). Consumers is a full service oil company in Northern Rhode Island and has approximately 5,000 residential oil customers. This acquisition, along with the acquisition of four small oil companies during this fiscal year, is a significant step forward in the Registrant's strategic plan to expand its retail oil distribution business and strengthen its position as a leader in the New England energy industry.

Gas Marketer

     The Registrant has decided to explore a number of strategic options related to its gas marketing subsidiary, Providence Energy Services, Inc. (PES), including the possible sale of the business. The retail natural gas and electricity markets in New England have developed much more slowly than expected. The Registrant has determined that it will be better served by focusing on its core natural gas and oil distribution businesses. The Registrant's goal is to determine the course of action with respect to PES by August 31, 2000. In the meantime, PES will continue to operate in the ordinary course of business.

Merger

     A special meeting of the shareholders took place on May 22, 2000. The purpose of this special meeting was to approve the merger described in the merger agreement with Southern Union Company (Southern Union). The merger agreement was included as Annex 1 of the Registrant's proxy statement dated April 6, 2000. At the meeting, the shareholders approved the terms of the proposed merger with Southern Union.

     On July 24, 2000, the Division issued an order in which it adopted and approved the settlement agreement dated May 31, 2000 that had been filed by the Registrant, Southern Union, and certain of their affiliates. In the same order, the Division approved the January 27, 2000 notification/petition by the Registrant and Southern Union relating to the merger agreement signed on November 15, 1999, as amended, between the two parties.

     The Division's order remains contingent upon Southern Union obtaining approval of their shareholders. Southern Union has scheduled a special meeting of its shareholders on August 29, 2000 for approval of its merger with the Registrant. It is anticipated that the merger will close late in this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During the current year, the Registrant's cash flow from operating activities decreased approximately $15.4 million for the nine months ended June 30, 2000 compared to the same period last year. The current year cash flow decreased as a result of a decrease in operating income as discussed above in the Results of Operations section and an increase in accounts receivable due to
    ---------------------
increased sales and the timing of receivable collections.

     Capital expenditures for the nine months ended June 30, 2000 of approximately $21.6 million decreased approximately $6.4 million or 23.0 percent when compared to approximately $28.0 million for the same period last year. This spending decrease was due primarily to the completion of technology projects during fiscal 1999. Capital expenditures for the remainder of fiscal year 2000 and for fiscal year 2001 are expected to be approximately $40.3 million in total.

     During the current nine-month period, the Registrant's cash flow from financing activities decreased approximately $.6 million compared to the same period last year due primarily to the acceleration of the redemption of ProvGas' preferred stock.

          PROVIDENCE ENERGY CORPORATION AND SUBSIDIARIES
          ----------------------------------------------

 PART II. OTHER INFORMATION
 -------  -----------------

 Item 6 (b). Reports on Form 8-K
 -------------------------------

     On July 7, 2000, the Registrant filed a report on Form 8-K regarding the Registrant's decision to explore a number of strategic options related to its gas marketing subsidiary, Providence Energy Services, Inc.

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



Dated:  August 9, 2000
        --------------